Form 10-K405
period 1995-12-31
COMMERCIAL NATIONAL FINANCIAL CORP /MI
filed 1996-03-25
CIK 828535

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


/X/        Annual Report Pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934
           For the fiscal year ended December 31, 1995
                                       OR


/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the transition period from __________ to __________

                         Commission File Number 0-17000

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION

             (Exact name of registrant as specified in its charter)


                Michigan                      38-2799780
          (State of Incorporation)  (I.R.S. Employer Identification No.)


                    101 North Pine River Street
                         Ithaca, Michigan                   48847
                 (Address of principal executive offices)  (Zip Code)


       Registrant's telephone number, including area code: (517) 875-4144

          Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, $1 par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes __X__     No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/


State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

            Aggregate market value as of March 8, 1996:  $15,956,848

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Common Stock outstanding as of March 8, 1996:  818,800 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's annual report to security holders for the year ended December 31, 1995, are incorporated by reference in Part II and Part IV.

Portions of the registrant's proxy statement for its April 23, 1996, annual shareholders meeting are incorporated by reference in Part III.

                                     PART I

ITEM 1. BUSINESS

     Commercial National Financial Corporation (the "Corporation" or "registrant"), a bank holding company, was incorporated in Michigan on December 30, 1987. On May 31, 1988, the Corporation acquired all of the stock of Commercial National Bank, a national banking association chartered in 1962. On December 30, 1992, Commercial National Bank converted to a state-chartered bank under the name Commercial Bank (the "Bank").

     The Bank's business is concentrated in a single industry segment - commercial banking. The Bank provides a full range of banking services to individuals, agricultural businesses, commercial businesses and light industries located in its service area. The Bank maintains a diversified loan portfolio, including loans to individuals for home mortgages, automobiles and personal expenditures, and loans to business enterprises for current operations and expansion. The Bank offers a variety of deposit vehicles, including checking, savings, money market and individual retirement accounts and certificates of deposit.

     The principal markets for the Bank's financial services are the Michigan communities in which the Bank is located and the areas immediately surrounding these communities. The Bank serves these markets through nine offices located in and near these communities. Neither the Corporation nor the Bank has any material foreign assets or income.

     The principal source of revenue for the Corporation and its subsidiary is interest and fees on loans. On a consolidated basis, interest and fees on loans accounted for 78.1% of the Corporation's total revenues in 1995, 75.5% in 1994, and 74.7% in 1993. Interest on investment securities accounted for 13.9% of the Corporation's total revenues in 1995, 16.1% in 1994, and 15.6% in 1993.

     At December 31, 1995, the Bank had no significant concentrations of loans to any group of borrowers engaged in similar activities that would be impacted by economic or other conditions.

     The business of banking is highly competitive. In addition to competition from other commercial banks, banks face competition from nonbank financial institutions. Savings associations compete with commercial banks for deposits and loans. Credit unions and finance companies compete for consumer loans. Commercial banks compete for deposits with other investments such as mutual funds and corporate and government debt securities. Financial service providers compete for customers principally through price (interest rates paid on deposits, interest rates charged on borrowings and fees charged for services) and service (convenience and quality of services rendered to customers).

     The Bank competes directly with fifteen financial institutions in the market it serves. The Bank's competitors include other commercial banks, savings associations and local credit unions. When combining the deposits of those branches, the Bank ranks second in deposit size. The Bank does not believe that its ability to compete for loans and deposits is affected by the rank among its competitors.

     Banks and bank holding companies are extensively regulated. The Bank is chartered as a state bank under Michigan law and is supervised, examined and regulated by the Michigan Financial Institutions Bureau and the Federal Deposit Insurance Corporation ("FDIC"). The business activities of the registrant are limited to banking and to other activities determined by the Board of Governors of the Federal Reserve System to be closely related to banking. Deposits of the Bank are insured by the FDIC to the extent provided by law.

     Commercial banks are subject to a number of federal and state laws and regulations that have a material impact on their business. These include, among others, state usury laws, state laws relating to fiduciaries, the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Expedited Funds Availability Act, the Community Reinvestment Act, electronic funds transfer laws, redlining laws, antitrust laws, environmental laws and privacy laws. The policies of the Federal Reserve System, and other authorities, may materially affect the growth and distribution of loans, investments and deposits and interest rates on deposits and loans.

     The FDIC Improvement Act of 1991 (the "FDIC Improvement Act"), revised sections of the Federal Deposit Insurance Act affecting bank regulation, deposit insurance and provisions for the funding of the bank insurance fund. The FDIC

Improvement Act also revised bank regulatory structures embodied in several other federal banking statutes, links the bank regulators' authority to intervene to the deterioration of a bank's capital level, places limits on real estate lending and increases audit requirements. Among the significant revisions that could have an impact on the Corporation is the authority granted the FDIC to impose special assessments on insured depository institutions to repay FDIC borrowings from the United States Treasury or other sources and to establish semiannual assessment rates on bank insurance fund member banks so as to maintain the bank insurance fund at the designated reserve ratio defined in the FDIC Improvement Act. The FDIC Improvement Act also required the FDIC to implement a system of risk-based premiums for deposit insurance pursuant to which the premiums paid by a depository institution are based on the perceived probability that the bank insurance fund will incur a loss in respect of such institution.

     Under 1994 amendments to the Federal Bank Holding Company Act, the Corporation is authorized to acquire subsidiary banks in any state in which state laws permit such acquisitions. Out-of-state bank holding companies in any state are permitted to acquire banks located in Michigan if the laws of the state in which the out-of-state bank holding company is located authorize a bank holding company located in Michigan to acquire ownership of banks in that state on a reciprocal basis. Under amendments to the Michigan Banking Code which became effective on November 29, 1995, the Bank is authorized to merge with or acquire out-of-state banks or branches in any state in which state laws permit such acquisitions.

     As of December 31, 1995, the Corporation and its subsidiary employed approximately 91 employees on a full-time equivalent basis.

     The statistical information on the following pages further describes certain aspects of registrant's business.

Distribution of Assets, Liabilities, and Shareholders' Equity

     The following table sets forth the average amount of each principal category of assets, liabilities, and shareholders' equity for the periods indicated:

                                                    Year Ended December 31
                                                    ----------------------
                                                       1995        1994
                                                    ---------  -----------
                                                    (Dollars in Thousands)
         Assets:
         Cash and Due From Banks                     $  4,283  $  3,782

         Federal Funds Sold                             5,457     5,271
         Investment Securities:
          Taxable                                      17,896    23,247
          Tax-Exempt                                   10,157     8,986

         Total Loans                                  104,175    97,918
          Allowance for Loan Losses                   (1,573)   (1,408)
                                                     --------  --------
            Net Loans                                 102,602    96,510

         Premises and Equipment                         2,869     2,337
         Other Assets                                   2,541     2,817
                                                     --------  --------

          Total Assets                               $145,805  $142,950
                                                     ========  ========

         Liabilities and Shareholders' Equity:

         Deposits:
          Non-Interest Bearing                       $ 14,097  $ 13,638
          Interest Bearing:
            Savings and demand                         59,363    67,490
            Time                                       51,576    46,583
         Short-Term Borrowings                          5,591     1,457
         Other Liabilities                                927       750
                                                     --------  --------

          Total Liabilities                          $131,554  $129,918
                                                     --------  --------

         Shareholders' Equity:

         Common Stock                                $    808  $    721
         Surplus                                       10,712     9,466
         Retained Earnings                              2,731     2,845
                                                     --------  --------

          Total Shareholders' Equity                 $ 14,251  $ 13,032
                                                     --------  --------

         Total Liabilities and Shareholders' Equity  $145,805  $142,950
                                                     ========  ========

Interest Rates and Interest Differential

     The following tables present an analysis of net interest earnings for the periods indicated. All interest (including tax-exempt securities and tax-exempt loans) is presented on a fully taxable-equivalent basis.

                                    Average Balance
                                    Outstanding           Interest        Average Rate
                                    ---------------       --------        ------------
                                    1995      1994      1995     1994     1995   1994
                                    ----      ----      ----     ----     ----   ----
                                                      (Dollars in Thousands)
Interest Earning Assets:
 Loans(1)(2)                        $104,175  $ 97,918  $ 9,756  $ 8,460  9.37%  8.64%
 Investment Securities:
   Taxable                            17,896    23,247    1,131    1,251  6.32   5.38
   Tax-Exempt(2)                      10,157     8,986      888      801  8.74   8.91
 Short-Term Investments                5,457     5,271      312      212  5.88   4.02
                                    --------  --------  -------  -------  ----   ----

     Total Earning Assets           $137,685  $135,422  $12,096  $10,724  8.79   7.92
                                    --------  --------  -------  -------  ----   ----

Interest Bearing Liabilities:

 Savings and Demand Deposits        $ 59,363  $ 67,490  $ 1,647  $ 1,713  2.77   2.54
 Time Deposits                        51,576    46,583    2,817    2,107  5.46   4.52
 Short-Term Borrowings                 5,591     1,457      316       64  5.65   4.39
                                    --------  --------  -------  -------  ----   ----

     Total Interest Bearing
      Liabilities                   $116,530  $115,530  $ 4,780  $ 3,884  4.10   3.36
                                    --------  --------  -------  -------  ----   ----

Net Differential                    $ 21,155  $ 19,892  $ 7,316  $ 6,840  4.69%  4.56%
                                    ========  ========  =======  =======  ====   ====

Net Yield on Interest Earning
Assets (net interest earnings
divided by total interest
earning assets)                                                           5.31%  5.05%
                                                                          ====   ====

--------------------------------

(1) Loan fees are included in interest income and are used to calculate average rates earned. Non-accrual loans are included in the average loan balances.

(2) Yields on tax exempt loans and investment securities are computed on a fully taxable-equivalent basis using a federal income tax rate of 34%.

     The following table sets forth an analysis of interest differential, including the effect of volume and rate changes on interest income and expenses for the periods indicated. For purposes of these tables, change in interest due to volume and rate were determined as follows:


Volume Variance           -Change in volume times old rate.
Rate Variance             -Change in rate times old volume.
Rate/Volume Variance      -Change in rate times change in volume.  This
                          variance has been allocated to volume and rate
                          changes in proportion to the relationship of the
                          absolute dollar amounts of the change in each.


                                       1995                                            1994
                                    Compared to                                    Compared to
                                       1994                                            1993
                            ----------------------------------------------  --------------------------------------
                                Net                                              Net
                             Increase           Due to          Due to        Increase          Due to      Due to
                            (Decrease)          Volume           Rate         (Decrease)        Volume       Rate
                            --------------  --------------  --------------  --------------  --------------  ------
                                                          (In Thousands)
Interest Income:
 Loans(1)(2)                         1,296             561             735          $   51        (143)       194
 Investment Securities:
   Taxable                           (120)           (325)             205              63          282     (219)
   Tax-Exempt(2)                        87             102            (15)            (22)          (9)      (13)
 Short-Term Investments                109               7             102            (25)         (88)        63
                                    ------          ------          ------          ------        -----    ------

     Total Interest Income          $1,372          $  345          $1,027          $   67        $  42    $   25
                                    ------          ------          ------          ------        -----    ------

Interest Expense:
 Interest Bearing Deposits
   Savings                            (66)           (221)             155          $(205)        $   7    $(212)
   Time                                710             238             472           (230)         (99)     (131)
 Short-Term Borrowings                 252             234              18              19          (2)        21
                                    ------          ------          ------          ------        -----    ------

   Total Interest Expense           $  896          $  251          $  645          $(416)        $(94)    $(322)
                                    ------          ------          ------          ------        -----    ------

Net Interest Income                 $  476          $   94          $  382          $  483        $ 136    $  347
                                    ======          ======          ======          ======        =====    ======


---------------------------------

(1) Loan fees are included in interest income and are used to calculate average rates earned. Non-accrual loans are included in the average loan balances.

(2) Yields on tax exempt loans and investment securities are computed on a fully taxable-equivalent basis using a federal income tax rate of 34%.

Investment Portfolio

     The book value of investment securities as of the dates indicated are summarized as follows:



                                                         December 31,
                               -----------------------------------------------------------------
                                       1995                                        1994
                               -------------------------------          ------------------------
                               Held-to-    Available-                   Held-to-    Available-
                               Maturity    for-Sale      Other          Maturity    for-Sale
                               --------    ----------    -----          --------    ------------
                                                      (Dollars in Thousands)
U.S. Treasury and other U.S.
  government agencies and
  corporations                  $15,807    $  -0-        $ -0-          $20,053     $   -0-

States of the U.S. and
  political subdivisions         13,623       -0-          -0-            9,206         -0-

Other securities                    -0-       -0-          437              -0-         -0-
                                -------     -----        -----          -------     -------

               Total            $29,430     $ -0-          437          $29,259     $   -0-
                                =======     =====        =====          =======     =======


     The following table shows, by class of maturities as of December 31, 1995, the amounts and weighted average yields of held-to-maturity securities (1):


                                                                      MATURING
                          -------------------------------------------------------------------------------------------------
                                                      After One but              After Five but
                           Within One Year          Within Five Years           Within Ten Years            After Ten Years
                          ----------------          -----------------           ----------------            ---------------
                          Amount    Yield           Amount      Yield           Amount     Yield            Amount    Yield
                          ------    -----           ------      -----           ------     -----            ------    -----
                                                      (Dollars In Thousands)
U.S. Treasury and
 other U.S.
 government
 agencies and
 corporations             $9,267    6.58%           $ 6,539     6.28%           $  -0-      ---             $-0-       ---

States and political
 subdivisions (2)            332    7.27%             4,942     8.49%            7,588     8.08%             762      9.19%
                          ------                    -------                     ------                      ----      ----

Total (3)                 $9,599    6.61%           $11,481     7.22%           $7,588     8.08%            $762      9.19%
                          ======    ====            =======     ====            ======     ====             ====      ====



----------------------------

(1) The effective yields are weighted for the scheduled maturity of each security and weighted average yields are calculated on the basis of par value.

(2) Weighted average interest rates have been computed on a fully taxable-equivalent basis. The rates shown on securities issued by states and political subdivisions have been restated, assuming a 34% tax rate.

(3) As of December 31, 1995, the aggregate book value of investment securities issued by the State of Michigan and all its political subdivisions totaled $9,726 with an aggregate market value of $9,834.

Loan Portfolio

     The following table presents the amount of loans outstanding at the indicated dates by loan type, based on classifications used for regulatory reporting:


                                                 December 31,
                                              ------------------
                                                1995      1994
                                              ------------------
                                            (Dollars In Thousands)
Commercial, financial
  and agriculture                             $ 63,195  $ 53,849
Real estate - construction                       2,072     4,070
Real estate - mortgage                          30,288    29,806
Consumer and other                              13,724    12,310
                                              --------  --------

         Total loans                          $109,279  $100,035
                                              ========  ========



     The following table shows the maturity of loans (excluding real estate mortgages and installment loans) outstanding at December 31, 1995. Also provided are the amounts due after one year classified according to their sensitivity to changes in interest rates.



                                         Due in One            Due in One             Due After
                                         Year or Less          to Five Years          Five Years          Total
                                         ------------          -------------          ----------          -----
                                                               (Dollars in Thousands)
Commercial, financial and
 agricultural                           $18,936                 $28,759               $15,500             $63,195
Real estate - construction                2,003                      69                   -0-               2,072
                                        -------                 -------               -------             -------
        Total                           $20,939                 $28,828               $15,500             $65,267
                                        =======                 =======               =======             =======

Loans due after one year:
  With predetermined interest rates                             $19,355
  With floating or adjustable interest rates                     24,973
                                                                -------

        Total                                                   $44,328
                                                                =======



     The following table summarizes nonaccrual, past due, and restructured loans at the dates indicated:

                                                 December 31,
                                              ------------------
                                                1995      1994
                                              ------    --------
                                            (Dollars In Thousands)
Nonaccrual loans                              $178      $ 14
Accruing loans past due
  90 days or more                               34        52
Restructured loans                              27       578
                                              ----      ----

   Total Non-performing Loans                 $239      $644
                                              ====      ====

     The Corporation estimates the following additional information with respect to nonaccrual and restructured loans for the year ended December 31, 1995:


                                                    (In Dollars)
                       Interest income which would
                        have been recorded under
                        original term                  $52,309

                       Interest income recorded
                        during the period              $23,337


     Loan performance is reviewed regularly by loan review personnel, loan officers and senior management. Loans are placed on nonaccrual status when principal or interest is past due 90 days or more and the loan is not well-secured and in the process of collection, or when reasonable doubt exists concerning collectibility of interest or principal. Any interest previously accrued in the current period but not collected is reversed and charged against current earnings.

     At December 31, 1995, the Corporation had $2,800 in domestic loans for which payments are presently current, but where the borrowers are currently experiencing financial difficulties. Those loans are subject to constant management attention and their classification is reviewed on a regular basis.

     As of December 31, 1995, there were no concentrations of loans exceeding 10% of total loans.

Summary of Loan Loss Experience

     The following table summarizes loan balances at the end of each period and daily averages; changes in the allowance for possible loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category; and additions to the allowance which have been charged to expense.


                                                    Year Ended December 31,
                                               --------------------------------
                                               1995                      1994
                                               ----                      ----
                                                    (Dollars in Thousands)
 Loans
  Amount of loans outstanding at
     end of period                              $109,279                $100,035
                                                ========                ========
 Daily average of loans outstanding
  for the period                                 104,175                  97,918
                                                ========                ========

 Balance of allowance for loan
  losses at beginning of period                 $  1,510                $  1,370
                                                --------                --------

 Loans charged off:
  Commercial, financial and agricultural        $    143                $    182
  Real estate - construction                           0                       0
  Real estate - mortgage                               5                      20
  Installment loans to individuals                    40                      18
                                                --------                --------
    Total loans charged off                     $    188                $    220


 Recoveries of loans previously charged off:
  Commercial, financial, and agricultural       $     79                $    113
  Real estate - construction                           0                       0
  Real estate - mortgage                              13                       6
  Installment loans to individuals                     5                      11
                                                --------                --------
    Total recoveries                            $     97                $    130
                                                --------                --------

 Net charge-offs                                $     92                $     90
                                                --------                --------
 Additions to allowance charged to
  operating expense (1):                             250                     230
                                                --------                --------

 Allowance at end of period                     $  1,669                $  1,510
                                                ========                ========

 Ratio of net charge-offs during period
  to average loans outstanding                      0.09%                  0.00%

 Ratio of allowance for loan losses to
  loans outstanding at end of period                1.53%                  1.51%


----------------

(1) The provision for loan losses charged to expense is based on loan loss experience and such other factors which, in management's judgment, deserve current recognition in maintaining an adequate allowance for loan losses. These other factors include, but are not limited to, a review of current economic conditions as they relate to loan collectibility and reviews of specific loans to evaluate their collectibility.

     The allowance for loan losses has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories at the dates indicated:




                                            December 31, 1995                          December 31, 1994
                                         --------------------------              -----------------------------
                                                         Percent                                     Percent
                                                         of Loans                                    of Loans
                                                        in Category                                in Category
                                                         to Total                                    to Total
                                         Allowance        Loans                  Allowance            Loans
                                         ---------      -----------              ---------         -----------
                                                                       (Dollars in Thousands)
Commercial, financial and
 agricultural                            $1,303         78.07%                   $1,175                77.81%
Real estate - construction                  ---          ---                       ---                 ---
Real estate - mortgage                      126          7.55                       115                 7.62
Installment                                 240         14.38                       220                14.57
                                         ------        ------                    ------               ------

   Total                                 $1,669        100.00%                   $1,510               100.00%
                                         ======        ======                    ======               ======


Deposits

      The daily average amounts of deposits and rates paid on such deposits for the periods indicated are:




                                                                            Years Ended December 31,
                                                  -------------------------------------------------------------------------
                                                            1995                                           1994
                                                  ----------------------------                  ---------------------------
                                                  Amount                 Rate                   Amount                Rate
                                                  ------                 -----                  ------               ------
                                                                            (Dollars in Thousands)
Non-interest bearing
 demand deposits                                $ 14,097                ---                  $ 13,638
Interest bearing demand deposits                  33,282                2.68%                  38,017               2.42%
Savings                                           26,081                2.89                   29,473               2.68
Time deposits                                     51,576                5.46                   46,583               4.52
                                                --------                                     --------

   Total Deposits                               $125,036                                     $127,711
                                                ========                                     ========


     The time remaining until maturity of time certificates of deposits of $100,000 or more at December 31, 1995, is as follows:

                                                             Time Certificates
                                                               of Deposits
                                                             -----------------

3 months or less                                                $ 4,807
Over 3 through 6 months                                             943
Over 6 through 12 months                                            634
Over 12 months                                                    4,143
                                                                -------

     Total                                                      $10,527
                                                                =======


Return on Equity and Assets

        The following table sets forth certain financial ratios at the end of each period:



                                                     Year Ended December 31
                                                 -----------------------------
                                                 1995                     1994
                                                 ----                     ----
         Return on average assets                1.15%                    1.07%
         Return on average equity               11.73                    11.76
         Dividend payout                        49.56                    47.64
         Average equity to average assets        9.79                     9.12



Short-Term Borrowings

     Short-term borrowed funds consist of securities sold under agreements to repurchase and treasury tax and loan demand notes. The following amounts and rates applied during the last two years:


                                 Securities Sold
                                Under Agreements             Demand Notes Issued
                                 To Repurchase                To U.S. Treasury
                               -------------------           ------------------
                               1995           1994            1995         1994
                               ----           ----            ----         ----
                                             (Dollars In Thousands)
 Amounts outstanding at
  year-end                     $5,305        $2,729            $560        $649

 Average amount outstanding
  during year                   4,913           875             678         582

 Maximum amount outstanding
  at any month-end              7,511         3,149           2,357       1,184

 Weighted average interest
  rate at year-end               5.01%         5.56%           5.17%       5.75%

 Weighted average interest
  rate during year               5.66%         4.76%           5.61%       3.89%



     The weighted average interest rates are derived by dividing the interest expense for the period by the daily average balance during the period.

ITEM 2. PROPERTIES.

     The Bank currently conducts business from nine banking offices including two branches located in supermarkets owned by a related party. The executive offices of the Corporation are located at 101 North Pine River Street, Ithaca, Michigan. The main office of the Bank is located at 301 North State Street, Alma, Michigan. The main office property of the Bank is leased for a term expiring on December 31, 2013. The branches of the Bank are located in Alma, Greenville, Midland, Middleton, Pompeii, and St. Louis, Michigan.

     The Bank owns the property for five of the branch office locations. One branch office is leased pursuant to a lease that expires August 1, 1998, subject to 3 renewals of 10 years each. The Alma Supermarket Branch is leased pursuant to a five year lease beginning June 1, 1995 with two five year renewals. The Midland Supermarket Branch is leased pursuant to a five year lease beginning January 1, 1996 with two five year renewals. Aggregate rental expense represents less than 5% of the registrant's operating expenses. The Corporation considers all of its facilities to be well maintained and in generally good operating condition and suitable for the purposes for which they are intended.

ITEM 3. LEGAL PROCEEDINGS.

     The Corporation and the Bank are parties, as plaintiff or defendant, to several legal proceedings, none of which is considered material, and all of which arose in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS.

     The information under the captions "Common Stock Information" and "Dividend Information" of the registrant's annual report to shareholders for the year ended December 31, 1995, is here incorporated by reference to Exhibit 13.

ITEM 6. SELECTED FINANCIAL DATA.

     The information under the caption "Selected Financial Data" of the registrant's annual report to shareholders for the year ended December 31, 1995, is here incorporated by reference to Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information under the heading "Management's Review and Analysis" of the registrant's annual report to shareholders for the year ended December 31, 1995, is here incorporated by reference to Exhibit 13.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements, notes and independent auditors' report of the registrant's annual report to shareholders for the year ended December 31, 1995, are here incorporated by reference to Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Effective December 13, 1995, the Corporation's Board of Directors approved the dismissal of its certifying accountants, BDO Seidman, LLP, to be effective upon completion of audit services for the year ending December 31, 1995, and retained as its new certifying accountants, Crowe, Chizek, and Co. LLP, for audit services beginning in 1996. BDO Seidman LLP's report on the Corporation's financial statements during the two most recent fiscal years preceding December 13, 1995 contained no adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.
     During the last two fiscal years and the subsequent interim period to December 13, 1995, there were no disagreements between the Corporation and BDO Seidman, LLP, on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO Seidman, LLP would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

     None of the "reportable events" described in Item 304(a)(1)(v) of Regulation S-K occurred with respect to the Corporation within the last two fiscal years and the subsequent interim period to December 13, 1995.

     Effective December 13, 1995, the Corporation engaged Crowe, Chizek, and Co. LLP, as its principal accountants for audit services for the year ending December 31, 1996. During the last two fiscal years and the subsequent interim period to December 13, 1995, the Corporation did not consult Crowe, Chizek, and Co. LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information set forth under the caption "Directors and Executive Officers" and "Other Matters" in the registrant's definitive Proxy Statement for its April 23, 1996, annual meeting of shareholders is here incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     The information set forth under the captions "Compensation of Executive Officers", "Compensation of Directors", and "Employment, Termination of Employment, and Change in Control Agreement", in the registrant's definitive Proxy Statement for its April 23, 1996, annual meeting of shareholders is here incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information set forth under the caption "Voting Securities" in the registrant's definitive Proxy Statement for its April 23, 1996, annual meeting of shareholders is here incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information set forth under the caption "Certain Relationships" in the registrant's definitive Proxy Statement for its April 23, 1996, annual meeting of shareholders is here incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)(1) Financial Statements.

            The following financial statements, notes to financial statements, and independent auditors' report of the Corporation and its subsidiary are filed as part of this report:

            Independent Auditors' Report
            Consolidated Balance Sheets - December 31, 1995 and 1994 Consolidated Statements of Income for each of the three years ended December 31, 1995
            Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 1995 Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1995
            Notes to Consolidated Financial Statements

            The financial statements, notes to financial statements, and independent auditors' report for the years ended December 31, 1995 and 1994, listed above are incorporated by reference in Item 8 of this report from the corresponding portions of the registrant's annual report to shareholders for the year ended December 31, 1995. With the exception of the portions of the registrant's annual report to shareholders for the year ended December 31, 1995 specifically incorporated herein by reference, such report shall not be deemed filed as part of this annual report on Form 10-K.

     (2) All schedules have been omitted because they are inapplicable or otherwise not required.

     (3)    The following exhibits are filed as part of this report:

   Number                                Exhibit

    3(a) Restated Articles of Incorporation. Previously filed as an exhibit to the registrant's Form S-4 filed January 22, 1988. Here incorporated by reference.

    3(b) Bylaws. Previously filed as an exhibit to the registrant's Form S-4 filed January 22, 1988. Here incorporated by reference.

   10(a) Form of Indemnity Agreement. Previously filed as an exhibit to the registrant's Form S-4 filed January 22, 1988. Here incorporated by reference.

   10(b) 1989 Stock Option Plan. Previously filed as an exhibit to the registrant's Form 10-K for the year ended December 31, 1988. Here incorporated by reference.*

   10(c) 1991 Stock Option Plan. Previously filed as an exhibit to the registrant's Form 10-K for the year ended December 31, 1990. Here incorporated by reference.*

   10(d)        Amendment to 1991 Stock Option Plan.*

   10(e) Lease for Main Office. Previously filed as an exhibit to registrant's Form 10-K for the year ended December 31, 1991. Here incorporated by reference.

   10(f) Branch Purchase and Assumption Agreement. Previously filed as an exhibit to registrant's Form 10-K for the year ended December 31, 1991. Here incorporated by reference.

   10(g) Executive Employment, Change of Control and Severance Agreements. Previously filed as an exhibit to registrant's Form 10-K for the year ended December 31, 1991. Here incorporated by reference.*

     10(h)  Branch Lease for Alma Supermarket Branch.

     10(i)  Branch Lease for Midland Supermarket Branch.

     13     Incorporated portions from 1995 Annual Report to Shareholders.

     16 Letter Concerning Change in Certifying Public Accountant. Previously filed as an exhibit to registrant's Form 8-K, filed December 28, 1995. Here incorporated by reference.

     21 Subsidiary of Registrant. Previously filed as an exhibit to the registrant's Form S-4 filed January 22, 1988. Here incorporated by reference.

     23     Consent of Independent Certified Public Accountants.

     24     Power of Attorney.

     27     Financial Data Schedule.


        *  Management contract or compensatory plan or arrangement

     The registrant will furnish a copy of any exhibit listed above to any shareholder of the registrant without charge upon written request to Marlyn Artecki, Commercial National Financial Corporation, 101 North Pine River Street, Ithaca, Michigan 48847.

     (b)  Reports on Form 8-K.

          A Form 8-K was filed by the registrant on December 28, 1995, for Item 4, "Changes in the Registrant's Certifying Accountant."

     (c)  Exhibits.

          See Item 14(a)(3)

     (d)  Financial Statement Schedules.

          There are no financial statement schedules required to be filed with this report.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               COMMERCIAL NATIONAL FINANCIAL CORPORATION
                               (registrant)

March 20, 1996                 By: /s/ Dean E. Milligan
                                   -------------------------------------
                                   Dean E. Milligan
                                   President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



March  20, 1996                         /s/ Dean E. Milligan
                                        -----------------------------------------------
                                        Dean E. Milligan
                                        Director, President and Chief Executive Officer

March  20, 1996                         /s/ Richard F. Abbott
                                        -----------------------------------------------
                                        Richard F. Abbott
                                        Director and Executive Vice President

March  20, 1996                         /s/ Jefferson P. Arnold*
                                        -----------------------------------------------
                                        Jefferson P. Arnold
                                        Director

March  20, 1996                         /s/ Don J. Dewey*
                                        -----------------------------------------------
                                        Don J. Dewey
                                        Director

March  20, 1996                         /s/ David A. Ferguson*
                                        -----------------------------------------------
                                        David A. Ferguson
                                        Director

March  20, 1996                         /s/ Kenneth R. Luneack*
                                        -----------------------------------------------
                                        Kenneth R. Luneack

                                        Director

March  20, 1996                         /s/ Kim C. Newson*
                                        -----------------------------------------------
                                        Kim C. Newson
                                        Director

March  20, 1996                         /s/ Howard D. Poindexter*
                                        -----------------------------------------------
                                        Howard D. Poindexter
                                        Director

March  20, 1996                         /s/ Scott E. Sheldon*
                                        -----------------------------------------------
                                        Scott E. Sheldon
                                        Director

March  20, 1996                         /s/ Russell M. Simmet*
                                        -----------------------------------------------
                                        Russell M. Simmet
                                        Director

March  20, 1996                         /s/ Joseph B. Simon*
                                        -----------------------------------------------
                                        Joseph B. Simon
                                        Director

March  20, 1996                         /s/ Marlyn Artecki
                                        -----------------------------------------------
                                        Marlyn Artecki
                                        Principal Financial and Accounting Officer

March  20, 1996                         *By: /s/ Dean E. Milligan
                                            -------------------------------------------
                                            Dean E. Milligan
                                            Attorney-in-Fact


                               INDEX TO EXHIBITS



Number                              Exhibit
------  ---------------------------------------------------------------------------------------
3(a)    Restated Articles of Incorporation.  Previously filed as an exhibit to the registrant's
        Form S-4 filed January 22, 1988.  Here incorporated by reference.

3(b)    Bylaws.  Previously filed as an exhibit to the registrant's Form S-4 filed January
        22, 1988.  Here incorporated by reference.

10(a)   Form of Indemnity Agreement.  Previously filed as an exhibit to the registrant's
        Form S-4 filed January 22, 1988.  Here incorporated by reference.

10(b)   1989 Stock Option Plan.  Previously filed as an exhibit to the registrant's Form
        10-K for the year ended December 31, 1988.  Here incorporated by reference.

10(c)   1991 Stock Option Plan.  Previously filed as an exhibit to the registrant's Form
        10-K for the year ended December 31, 1990.  Here incorporated by reference.

10(d)   Amendment to 1991 Stock Option Plan.

10(e)   Lease for Main Office.  Previously filed as an exhibit to registrant's Form 10-K for the year ended December 31, 1991.  Here incorporated by reference.

10(f)   Branch Purchase and Assumption Agreement.  Previously filed as an exhibit to registrant's Form 10-K for the year ended December 31, 1991.  Here incorporated by reference.

10(g)   Executive Employment, Change of Control and Severance Agreements.  Previously
        filed as an exhibit to registrant's Form 10-K for the year ended December 31, 1991.
        Here incorporated by reference.

10(h)   Branch Lease for Alma Supermarket Branch.

10(i)   Branch Lease for Midland Supermarket Branch.

13      Incorporated Portions from 1995 Annual Report to Shareholders.

16      Letter Concerning Change in Certifying Public Accountant.  Previously filed as an exhibit to registrant's Form 8-K, filed December 28, 1995.  Here incorporated by reference.

21      Subsidiary of Registrant.  Previously filed as an exhibit to the registrant's Form
        S-4 filed January 22, 1988.  Here incorporated by reference.

23      Consent of Independent Certified Public Accountants.

24      Power of Attorney.

27      Financial Data Schedule.
