Form 10-Q
period 1996-03-31
COMMERCIAL NATIONAL FINANCIAL CORP /MI
filed 1996-05-15
CIK 828535

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C.  20549

                                   Form 10-Q

         X     Quarterly Report Pursuant to Section 13 or 15(d) of the
        ---             Securities Exchange Act of 1934

               For the quarterly period ended March 31, 1996, or

        ---    Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

               For the Transition Period from         to
                                              -------    ------

                         Commission File No. 0-17000


                   COMMERCIAL NATIONAL FINANCIAL CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


    Michigan                                         38-2799780
(State of Incorporation)                   (I.R.S. Employer Identification No.)

101 N. Pine River Street
Ithaca, Michigan                                             48847
(Address of principal  executive offices)                 (Zip Code)


Registrants telephone number, including area code:   517-875-4144

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES  X                                           NO
         ---                                             ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                       Class             Outstanding at April 1, 1996
                  --------------         ----------------------------
                    Common Stock              822,254
                    $1.00 Par Value

                  COMMERCIAL  NATIONAL  FINANCIAL  CORPORATION


                                     INDEX

PART  I                        FINANCIAL INFORMATION

Item  1.  Financial Statements

          Consolidated Balance Sheets as of  March 31, 1996 and December 31, 1995                 (page 3)

          Consolidated Statements of Income for the three months ended  March 31,
              1996 and 1995                                                                       (page 4)

          Consolidated Statements of Cash Flows for the three months ended March 31,
              1996 and 1995                                                                       (page 5)

          Notes to consolidated financial statements                                              (page 6)

Item 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                            (pages 7-9)



PART II                           OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)     Exhibit 27 -  Selected financial data
          (b)     Reports on Form 8-K - - None                                                    (page 10)

SIGNATURES                                                                                        (page 11)



                COMMERCIAL NATIONAL FINANCIAL CORPORTION

PART I.    FINANCIAL INFORMATION

Item 1: Financial Statements

Consolidated Balance Sheets       (unaudited)             March 31, 1996     December 31, 1995
                                                          --------------     -----------------
(in thousands, except share data)

ASSETS
Cash and due from banks                                       $  5,230             $  5,725
Federal funds sold                                               3,850                2,850
                                                              --------             --------
                                                                 9,080                8,575

Investment securities:
   Held-to-maturity  (estimated market value
   of $32,612 and $29,500)                                      32,375               29,430
   Other  (estimated market value of $437,000)                     437                  437

Loans:
Commercial and agricultural                                     69,570               68,704
Real estate                                                     24,663               25,535
Consumer and other                                              15,332               15,040
                                                              --------             --------
        Total loans                                            109,565              109,279
Allowance for loan losses                                       (1,742)              (1,669)
                                                              --------             --------
        Net loans                                              107,823              107,610

Property and equipment, net                                      3,526                3,328
Accrued interest and other assets                                1,978                1,695
                                                              --------             --------
TOTAL ASSETS                                                  $155,219             $151,075
                                                              ========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
   Non interest bearing demand                                  13,375               16,002
   Interest bearing demand                                      34,782               33,446
   Savings                                                      24,705               24,833
   Time                                                         55,452               55,420
                                                              --------             --------
        Total deposits                                         128,314              129,701

Securities sold under agreements to repurchase                   6,992                5,306
Federal Home Loan Bank borrowings                                3,000
Demand notes issued to U.S. Treasury                               930                  560
Accrued interest and other liabilities                           1,078                  865
                                                              --------             --------
        Total liabilities                                      140,314              136,432
                                                              --------             --------

SHAREHOLDERS' EQUITY:
Common stock, par value $1.00, authorized
   1,750,000, issued 819,401 and 814,686 shares                    819                  815
Surplus                                                         11,726               11,625
Retained earnings                                                2,360                2,203
                                                              --------             --------
        Total shareholders' equity                              14,905               14,643
                                                              --------             --------
TOTAL LIABILITIES AND SHAREHOLDERS'  EQUITY                   $155,219             $151,075
                                                              ========             ========


                                page 3
         See accompanying notes to consolidated financial statements

             COMMERCIAL NATIONAL FINANCIAL CORPORATION


Consolidated Statements of Income      (unaudited)
(in thousands, except per share data)                                   For the three months
                                                                          ended March 31,
                                                                          1996          1995
                                                                       -------          -------
INTEREST INCOME:
Interest and fees on loans                                             $ 2,465          $ 2,324
Interest on investment securities:
     Taxable                                                               264              299
     Tax exempt                                                            190              136
Interest on federal funds sold                                              62               63
Other investments                                                            9               -
                                                                       -------          -------
      Total interest income                                              2,990            2,822

INTEREST EXPENSE:
Interest on deposits                                                     1,178            1,026
Interest on short term borrowing                                           111               62
                                                                       -------          -------
     Total interest expense                                              1,289            1,088
                                                                       -------          -------

NET INTEREST INCOME                                                      1,701            1,734
Provision for loan losses                                                   50               45
                                                                       -------          -------
Net income after provision for loan losses                               1,651            1,689
                                                                       -------          -------

OTHER INCOME:
Service charges on deposit accounts                                         67               60
Other                                                                      110              104
                                                                       -------          -------
     Total other income                                                    177              164

OTHER EXPENSES:
Salaries and wages                                                         573              495
Employee benefits                                                          152              141
Net occupancy expense                                                       78               69
Furniture and equipment expense                                            130               77
FDIC assessment                                                             15               72
Printing and supplies                                                       58               48
Other                                                                      369              355
                                                                       -------          -------
     Total other expenses                                                1,375            1,257

INCOME BEFORE FEDERAL INCOME TAXES                                         453              596
Federal income taxes                                                        76              149
                                                                       -------          -------
NET INCOME                                                             $   377          $   447
                                                                       =======          =======

NET INCOME PER COMMON SHARE                                            $  0.46          $  0.59

DIVIDENDS PER COMMON SHARE                                             $  0.27          $  0.25


                                    page 4
         See accompanying notes to consolidated financial statements

                COMMERCIAL NATIONAL FINANCIAL CORPORATION


Consolidated Statements of Cashflows  (unaudited)
(in thousands of dollars)                                   For the three months
                                                               ended March 31,
                                                               1996        1995
                                                            ----------  ---------
OPERATING ACTIVITIES:
        Net income                                          $     377   $     447
        Adjustments to reconcile net income to
           net cash from operating activities:
              Provision for loan losses                            50          45
              Provision for depreciation,
              amortization and accretion                          125         116
        Changes in operating assets:
              Accrued interest and other assets                  (294)         67
              Accrued interest and other liabilities              213        (768)
                                                            ----------  ---------

                Net cash from operating
                activities                                        471         (93)
                                                            ----------  ---------

INVESTING ACTIVITIES:
        Purchases of investment securities                     (4,468)     (3,714)
        Proceeds from maturities of investment securities       1,500       5,000
        Net increase in loans                                    (265)     (1,957)
        Capital expenditures                                     (289)       (189)
                                                            ----------  ---------

                Net cash from  investing
                activities                                     (3,522)       (860)
                                                            ----------  ---------

FINANCING ACTIVITIES:
        Net decrease in deposits                               (1,387)     (3,399)
        Net increase in short-term borrowings                   5,056         611
        Proceeds from sale of common stock                        106          78
        Dividends paid and fractional shares                     (219)       (191)
                                                            ----------  ---------

                Net cash from  financing
                activities                                      3,556      (2,901)
                                                            ----------  ---------

NET INCREASE  IN CASH
        AND CASH EQUIVALENTS                                      505      (3,854)

CASH AND CASH EQUIVALENTS
        at beginning of year                                    8,575      10,099

CASH AND CASH EQUIVALENTS
                                                            ----------  ---------
        at end of period                                    $   9,080   $   6,245
                                                            ==========  =========

CASH PAID DURING THE PERIOD FOR:
           Interest                                         $   1,296   $   1,062
           Federal  Income taxes                            $     105   $       1


                                    page 5
         See accompanying notes to consolidated financial statements

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION

Notes to Consolidated Financial Statements  (unaudited)

NOTE 1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of March 31, 1996, and December 31, 1995, the results of operations for the three months ended March 31, 1996 and 1995 and cash flows for the three months ended March 31, 1996 and 1995.

NOTE 2. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results for the full year.

NOTE 3. Income and dividends per share are based on the average number of shares outstanding at the end of each period retroactively adjusted for stock dividends.

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

At March 31, 1996, total assets of the Corporation stood at $155,219,000, representing an increase of $4,144,000 from the December 31, 1995, total of $151,075,000. Total average assets for the first three months of 1996 and 1995 were $153,067,000 and $ 142,999,000 respectively.

The most significant changes in the asset and liability structure of
Commercial National Financial Corporation include increases in securities and federal funds sold of $2,945,000 and $1,000,000, respectively and commercial and personal loans of $866,000 and $292,000, respectively. This increased loan activity is a reflection of the overall increased economic activity in the market area. These asset increases have been partially offset by a decrease in cash of $495,000 and a decrease in real estate mortgages of $872,000. The Bank has also processed and sold to the secondary market $2,149,000 in Freddie Mac mortgages. In January, Commercial Bank entered into a borrowing relationship with the Federal Home Loan Bank. At March 31, 1996, the borrowings were at $3,000,000. This relationship will support future mortgages not sold
into the secondary market and other loan growth.   This borrowing has
temporarily increased securities by $2,945,000 to $32,375,000 at March 31, 1996 compared to $29,430,000 at December 31, 1995. Total deposits decreased $1,387,000 to $128,314,000 at March 31, 1996 from $129,701,000. This decrease was offset by an increase in agreements to repurchase of $1,686,000. On June 1, 1995, and on January 5, 1996, Commercial Bank opened two new super market branches, and offered new deposit products to meet the full needs of its
customers and to increase its customer base.   As a result, the Bank attracted
a number of new customers and experienced a movement of funds from demand and savings into higher interest rate instruments. Total average deposits for the first three months of 1996 and 1995 were $129,573,000 and $124,384,000, respectively.

Total shareholders' equity increased $262,000, which reflects net income for three months of $377,000 less dividends declared of approximately $221,000, plus dividend reinvested of $69,000 and exercised stock options of approximately $37,000.

Non-performing loans are monitored on a continuing basis by management through the assessment of the adequacy of the allowance for loan losses. Non-accrual, past due and restructured loans increased $92,000 to $331,000 at March 31, 1996, compared to $239,000 at December 31, 1995. Generally, the accrual of interest income on a loan is suspended when the loans becomes 90 days past due, unless the loan is fully secured and is in the process of collection. A restructured loan is generally one that is accruing interest, but on which concessions in terms have been granted as a result of deterioration in the financial condition of the borrower. At March 31, 1996, there were $173,000 in impaired loans. Management believes that the allowance for loan losses of $1,742,000 at March 31, 1996, is adequate to cover all potential losses on non-performing loans and other loans not specifically identified as non-performing based on its analysis of the loan portfolio. However, the Bank does expect the level of net chargeoffs to increase in the future as a result of planned loan growth and changes in the loan mix within the portfolio.

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION

The status of non-performing loans as of  March 31, 1996 is as follows:

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION
                        ANALYSIS OF NON-PERFORMING LOANS





Loans accounted for on a non-interest accrual basis                                                    $173,000
Loans contractually past due 90 days or more as to interest or principal
payments and  still accruing                                                                             89,000

Loans, the terms of which have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial
position of the borrower                                                                                 68,000
                                                                                                       --------
         Total  non-performing loans                                                                   $331,000

Loans now current where there are serious doubts as to the ability of the borrower
to comply with present loan repayment terms                                                                   0
                                                                                                       --------

         TOTAL                                                                                         $331,000
                                                                                                       ========


RESULTS OF OPERATIONS

For the three months ended March 31, 1996, total interest income increased $168,000 and total interest expense increased by $201,000 resulting in net interest income before the provision for loan loss expense of $1,701,000 compared to $1,734,000 for the same period in 1995. This represents a decrease of $33,000 or approximately 1.9% over the same period in 1995 and results from decline in net interest margin. The net interest margin, which is expressed as the net interest income (federal tax equivalent interest income minus interest expense) divided by average earning assets was 5.02% for the first three months of 1996, compared to 5.35% for the first three months of 1995.
The decrease in margin was primarily due to decreased interest rates and volume related to certain variable rate loans (interest rates are tied to the prime
interest rate) compared to the volume of variable rate deposits.    The effect
of rate and volume decreases on these loans was partially offset by the effects of a decrease in weighted average interest rates on interest bearing liabilities from 4.27% in January of 1996 to 4.14% at March 31, 1996. The Bank has also experienced a shift of $2,627,000 from $16,002,000 at December 31, 1995 to $13,375,000 in non interest bearing demand deposits into interest bearing instruments. When comparing the first three months the weighted average interest rate was 4.14% at March 31, 1996 and 3.86% for the same period in 1995. The decrease in weighted average interest rates on loans could impact future earnings due to unfavorable changes in the prime rate, however, management feels that it can continue to originate loans which generate adequate net interest margin .

The provision for loan loss expense was $50,000 for the first three months of 1996 and $45,000 for the same period in 1995. Total other income increased $13,000 over the prior year period due in part to increased volume in Freddie Mac loans and a increase in the amount of fees charged to customers on deposit accounts. Total other expense increased $118,000. The largest dollar increase in this category is reflected in increased employee wages of $78,000. On June 1, 1995, and on January 5, 1996, Commercial Bank opened two new super market branches causing this dollar increase in wages. The additional salaries, benefits, depreciation and other general expenses are all associated with the new branch offices. The increases due to new branches have been partially offset by a reduction in FDIC insurance expense of $57,000.

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION

Income before federal income taxes decreased by $143,000 to $453,000 for the first three months of 1996 or a decrease of 24% from the $596,000 reported for the first three months of 1995. The decrease in Federal income taxes of $73,000 was affected by an average increase in tax exempt loans of $1,546,000. The Federal income taxes were $76,000 or 17% of income for the first three months of 1996, compared to $149,000 or 25% for the same period in 1995. Net income after taxes through March 31, 1996 was $377,000 compared to $447,000 for the same period in 1995.


CAPITAL AND LIQUIDITY

Total shareholders' equity at March 31, 1996, increased $262,000 over the December 31, 1995, mark of $14,643,000. Equity as a percentage of assets at March 31, 1996, stood at 9.6% compared to 9.7% at December 31, 1995. Dividends declared during the first three months of 1996 represented approximately $221,000 or 59% of net income compared to approximately $191,000 or 43% of net income for the same period of 1995.

Net cash from operating activities increased by $564,000 from ($93,000) to $471,000 for the first three months ended March 31, 1996 compared to the same period in 1995. This was due to increased earnings positively adjusted for
changes in accrued interest receivable and payable.   Investing activities
caused an increase in the use of cash and cash equivalents of $2,662,000 from ($860,000) to ($3,522,000) for the first three months ended March 31, 1996 compared to the corresponding period in 1995. These changes are reflective of decreased loan origination activity and increased investment security purchase activity. Increased short term borrowings offset by a decrease in deposits resulted in an increase in net cash and cash equivalents from financing activities of $6,457,000 from ($2,901,000) at March 31, 1996 compared to $3,556,000 for the corresponding period in 1995.

The net liquidity ratio at March 31, 1996, was 27% compared to 39% at March 31, 1995. The liquidity ratio is expressed as a percentage of net liquid assets to net liquid liabilities. Net liquid assets are investment securities not pledged, federal funds sold, and cash due from banks less the Federal Reserve Bank reserve requirement. Net liquid liabilities include total deposits less demand notes issued by the U.S. Treasury which have investment securities pledged on a dollar for dollar basis, and the Michigan farm disaster deposits that fund certain farm loans. Federal funds borrowings and borrowings from the Federal Home Loan Bank are another potential source of funds. Management, through the asset and liability committee, reviews and evaluates the liquidity position, and the gap position of the Bank on a monthly basis. The primary liquidity goal is to meet the cash flow requirements of depositor withdrawals and loan funding needs of the local community. To properly assess the accomplishment of the liquidity goal, the asset and liability committee evaluates the seasonal loan funding demand, maturities of the investment portfolio and corresponding sources of funds that support each facet of the Banks' liquidity.


Based on regulatory guidelines the leverage ratio, tier I capital ratio and the risk-based capital ratio is as follows:


                   COMMERCIAL NATIONAL FINANCIAL CORPORATION
              LEVERAGE RATIO, TIER I, AND RISK-BASED CAPITAL RATIO


                                                                                              Risk-Based
                           Leverage Ratio                     Tier I Ratio                   Capital Ratio

                        Required      Actual            Required       Actual            Required      Actual
December 31, 1995       3.00%         9.43%             4.00%          13.04%            8.00%         14.29%
March 31, 1996          3.00%         9.47%             4.00%          13.98%            8.00%         15.23%



                  COMMERCIAL NATIONAL FINANCIAL CORPORATION


PART II.     OTHER INFORMATION

Item 6:     Exhibits and Reports on Form 8-K

         (a)    Exhibit 27 - FINANCIAL DATA SCHEDULE

         (b)    Reports on Form 8-K

                  None

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               Commercial National Financial Corporation
                                           (Registrant)


Date:     May  6, 1996
      ---------------------

                               Dean E. Milligan
                               President and CEO





                               Marlyn E. Artecki
                               Vice President & Cashier

                                EXHIBIT INDEX


Exhibit
  No.                       Description                          Page
- -------                     -----------                          ----
                            Financial Data Schedule
27