Form 10-Q
period 1996-06-30
COMMERCIAL NATIONAL FINANCIAL CORP /MI
filed 1996-08-13
CIK 828535

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C.  20549

                                   Form 10-Q
                                   ---------

         X     Quarterly Report Pursuant to Section 13 or 15(d) of the
        ---             Securities Exchange Act of 1934

               For the quarterly period ended June 30, 1996, or

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

     YES          X                     NO
                -----                             -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


       Class                            Outstanding at August 5, 1996
       -----                            -----------------------------
    Common Stock                                   828,109
  $1.00 Par Value

                  COMMERCIAL NATIONAL FINANCIAL CORPORATION


                                    INDEX


PART I            FINANCIAL INFORMATION
- - --------------------------------------------------------------------------------

Item  1.  Financial Statements

          Consolidated Balance Sheets as of June 30, 1996
                and December 31, 1995                                   (page 3)

          Consolidated Statements of Income for the three months
                and six months ended June 30, 1996 and 1995.            (page 4)


          Consolidated Statements of Cash Flows for the six months
                ended March 31, 1996 and 1995                           (page 5)

          Notes to consolidated financial statements                    (page 6)


Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                  (pages 7-9)



PART II           OTHER INFORMATION
- - --------------------------------------------------------------------------------

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibit 27 -  Selected financial data

          (b)  Reports on Form 8-K - - None                            (page 10)


SIGNATURES                                                             (page 11)

                             COMMERCIAL NATIONAL F

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements



Consolidated Balance Sheets (unaudited)                         June 30, 1996           December 31, 1995
(in thousands, except share data)                               -------------           -----------------

ASSETS
Cash and due from banks                                         $   4,397                $  5,725
Federal funds sold                                                  1,050                   2,850
                                                                 --------                --------
                                                                    5,447                   8,575

Investment securities:
  Held-to-maturity (estimated market value
  of $29,374 and $29,500)                                         29,224                   29,430
  Other (estimated market value of $631                              631                      437
  and $437)

Loans:
Commercial and agricultural                                       68,740                   68,704
Real estate                                                       26,279                   25,535
Consumer and other                                                18,140                   15,040
                                                                --------                 --------
      Total loans                                                113,159                  109,279
Allowance for loan losses                                         (1,752)                  (1,669)
                                                                --------                 --------
      Net loans                                                  111,407                  107,610

Property and equipment, net                                        3,964                    3,328
                                                                --------                 --------
Accrued interest and other assets                                  1,563                    1,695
                                                                --------                 --------
TOTAL ASSETS                                                    $152,236                 $151,075
                                                                ========                 ========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
  Non-interest bearing demand                                     12,733                   16,002
  Interest bearing demand                                         33,005                   33,446
  Savings                                                         24,564                   24,833
  Time                                                            52,844                   55,420
                                                                ---------                --------
      Total deposits                                             123,146                  129,701

Securities sold under agreements to repurchase                     6,706                    5,306
Federal Home Loan Bank borrowings                                  5,000                       --
Demand notes issued to U.S. Treasury                               1,155                      560
Accrued interest and other liabilities                             1,131                      865
                                                                --------                 --------
      Total liabilities                                          137,138                  136,432
                                                                --------                 --------

SHAREHOLDERS' EQUITY:
Common stock, par value $1, authorized
  1,750,000  issued 825,049 and 814,684 SHARES                       825                      815
Surplus                                                           11,853                   11,625
Retained earnings                                                  2,420                    2,203
                                                                --------                 --------
      Total shareholders' equity                                  15,098                   14,643
                                                                --------                 --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $152,236                 $151,075
                                                                ========                 ========



                                     page 3
          See accompanying notes to consolidated financial statements

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION

Consolidated Statements of Income (unaudited)
(in thousands, except per share data)

                                                   For the three months            For the six months
                                                      ended June 30,                 ended June 30,
                                                   1996            1995            1996           1995
                                                   ----            ----            ----           ----

INTEREST INCOME:
Interest and fees on loans                        $2,514        $2,406           $4,979         $4,730
Interest on investment securities:
  Taxable                                            269           288              533            587
  Tax exempt                                         166           139              356            275
Interest on federal funds sold                        40            60              102            123
Other investments                                      9             -               18              -
                                                  ------        ------           ------         ------
  Total interest income                            2,998         2,893            5,988          5,715

INTEREST EXPENSE:
Interest on deposits                               1,148         1,092            2,326          2,118
Interest on short term borrowing                     131            69              242            131
                                                  ------        ------           ------         ------
  Total interest expense                           1,279         1,161            2,568          2,249
                                                  ------        ------           ------         ------
NET INTEREST INCOME                                1,719         1,732            3,420          3,466
Provision for loan losses                             60            45              110             90
                                                  ------        ------           ------         ------
Net income after provision for loan losses         1,659         1,687            3,310          3,376
                                                  ------        ------           ------         ------

OTHER INCOME:
Service charges on deposit accounts                   78            50              145            110
Other                                                100           144              210            248
                                                  ------        ------           ------         ------
  Total other income                                 178           194              355            358

OTHER EXPENSES:
Salaries and wages                                   595           523            1,168          1,018
Employee benefits                                    149           136              301            277
Net occupancy expense                                 77            67              155            136
Furniture and equipment expense                      148           103              278            180
FDIC assessment                                       16            71               31            143
Printing and supplies                                121            47              179             95
Other                                                363           348              732            703
                                                  ------        ------           ------         ------
  Total other expenses                             1,469         1,295            2,844          2,552

INCOME BEFORE FEDERAL INCOME TAXES                   368           586              821          1,182
Federal income taxes                                  60           143              136            292
                                                  ------        ------           ------         ------
NET INCOME                                        $  308        $  443           $  685         $  890
                                                  ======        ======           ======         ======

NET INCOME PER COMMON SHARE                       $ 0.37        $ 0.54           $ 0.83         $ 1.10

DIVIDENDS PER COMMON SHARE                        $ 0.30        $ 0.26           $ 0.57         $ 0.50



          See accompanying notes to consolidated financial statements

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION

Consolidated Statements of Cashflows (unaudited)
(in thousands of dollars)

                                                      For the six months
                                                        ended June 30,
                                                     1996            1995
                                                   -------          ------
OPERATING ACTIVITIES:
  Net income                                       $    685         $   890
  Adjustments to reconcile net income
    to net cash from operating activities:
      Provision for loan losses                         110              90
      Provision for depreciation,
       amortization and accretion                       286             242
  Changes in operating assets:
      Accrued interest and other assets                 112             653
      Accrued interest and other liabilities            265              85
                                                   --------         -------
      Net cash from operating activities              1,458           1,960
                                                   --------         -------

INVESTING ACTIVITIES:
  Purchases of investment securities                 (5,182)         (5,989)
  Proceeds from maturities of investment
    securities                                        5,130           8,510
  Net (increase) decrease in loans                   (3,907)         (2,849)
  Capital expenditures                                 (839)           (542)
                                                   --------         -------
      Net cash from (for) investing activities       (4,798)           (870)
                                                   --------         -------

FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                (6,555)         (3,628)
  Net increase (decrease) in short-term borrowings    6,996           5,236
  Proceeds from sale of common stock                    239             164
  Dividends paid and fractional shares                 (468)           (399)
                                                   --------         -------
      Net cash from (for) financing activities          212           1,373
                                                   --------         -------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                               (3,128)          2,463

CASH AND CASH EQUIVALENTS
  at beginning of year                                8,575          10,099
                                                   --------         -------
CASH AND CASH EQUIVALENTS
  at end of period                                 $  5,447         $12,562
                                                   ========         =======

CASH PAID DURING THE PERIOD FOR:
  Interest                                         $  2,554         $ 2,192
  Federal Income taxes                             $    127         $   248

          See accompanying notes to consolidated financial statements

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION

Notes to Consolidated Financial Statements  (unaudited)

NOTE 1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of June 30, 1996, and December 31, 1995, the results of operations for the three months and six months ended June 30, 1996 and 1995 and cash flows for the six months ended June 30, 1996 and 1995.

NOTE 2. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results for the full year.

NOTE 3. Income and dividends per share are based on the average number of shares outstanding for each period retroactively adjusted for stock dividends.

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

At June 30, 1996, total assets of the Corporation stood at $152,236,000, representing an increase of $1,161,000 from the December 31, 1995, total of $151,075,000. Total average assets for the first six months of 1996 and 1995 were $153,657,000 and $143,229,000 respectively. Total average assets for the first three months of 1996 and 1995 were $153,067,000 and $ 142,999,000 respectively.

The most significant changes in the asset and liability structure of
Commercial National Financial Corporation include increases in personal loans and real estate loans of $3,100,000 and $744,000, respectively. This increased loan activity is a reflection of the overall increased economic activity in the market area. These asset increases have been partially offset by a decrease in cash of $3,128,000. The Bank has also processed and sold to the secondary market $3,080,000 in Freddie Mac mortgages. In January, Commercial Bank entered into a borrowing relationship with the Federal Home Loan Bank. At June 30, 1996, the borrowings were at $5,000,000. This relationship will support future mortgages not sold into the secondary market and other loan growth. Total deposits decreased $6,555,000 to $123,146,000 at June 30, 1996 from $129,701,000 at December 31, 1995. This decrease was partially offset by an increase in agreements to repurchase of $1,400,000. Due to the agricultural community deposit levels typically decline in the summer. Average deposits were $129,106,000 for the six months ended June 30, 1996 compared to $124,228,000 for the same period in 1995. On June 1, 1995, and on January 5, 1996, Commercial Bank opened two new super market branches, and offered new deposit products to meet the full needs of its customers and to
increase its customer base.   As a result, the Bank attracted a number of new
customers and experienced a movement of funds from demand and savings into higher interest rate instruments. Total average deposits for the first six months of 1996 and 1995 were $129,106,000 and $124,228,000.

Total average deposits for the first three months of 1996 and 1995 were $129,573,000 and $124,384,000, respectively.

Total shareholders' equity increased $455,000, which reflects net income for six months of $685,000 less dividends declared of approximately $469,000, plus dividend reinvested of $138,000 and exercised stock options of approximately $101,000.

Non-performing loans are monitored on a continuing basis by management through the assessment of the adequacy of the allowance for loan losses. Non-accrual, past due and restructured loans decreased $100,000 to $139,000 at June 30, 1996, compared to $239,000 at December 31, 1995. Generally, the accrual of interest income on a loan is suspended when the loans becomes 90 days past due, unless the loan is fully secured and is in the process of collection. A restructured loan is generally one that is accruing interest, but on which concessions in terms have been granted as a result of deterioration in the financial condition of the borrower. At June 30, 1996, there were $139,000 in impaired loans. Management believes that the allowance for loan losses of $1,752,000 at June 30, 1996, is adequate to cover all potential losses on non-performing loans and other loans not specifically identified as
non-performing based on its analysis of the loan portfolio.   However, the Bank
does expect the level of net chargeoffs to increase and a correlating increase in the provision due to planned loan growth and changes in the loan mix within the portfolio.

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION

The status of non-performing loans as of June 30, 1996 is as follows:

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION
                        ANALYSIS OF NON-PERFORMING LOANS

Loans accounted for on a non-interest accrual basis                                  $ 70,000
Loans contractually past due 90 days or more as to interest or principal
payments and still accruing                                                             3,000

Loans, the terms of which have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial
position of the borrower                                                               66,000
                                                                                     --------
        Total non-performing loans                                                   $139,000

Loans now current where there are serious doubts as to the ability of the borrower
to comply with present loan repayment terms                                                 0
                                                                                     --------
        TOTAL                                                                        $139,000
                                                                                     ========

RESULTS OF OPERATIONS

For the six months ended June 30, 1996, total interest income increased $273,000 and total interest expense increased by $319,000 resulting in net interest income before the provision for loan loss expense of $3,420,000 compared to $3,466,000 for the same period in 1995. This represents a decrease of $46,000 or approximately 1.3% over the same period in 1995. The net interest margin, which is expressed as the net interest income (federal tax equivalent interest income minus interest expense) divided by average earning assets was 5.04% for the first six months of 1996, compared to 5.33% for the first six months of 1995. The decrease in margin was primarily due to decreased interest rates and volume related to certain variable rate loans (interest rates are tied to the prime interest rate) compared to the volume of
variable rate deposits.    The effect of rate and volume decreases on these
loans was partially offset by the effects of a decrease in weighted average interest rates on interest bearing liabilities from 4.27% in January of 1996 to 4.10% at June 30, 1996. The Bank has also experienced a shift of $3,269,000 from $16,002,000 at December 31, 1995 to $12,733,000 in non interest bearing demand deposits into interest bearing instruments. When comparing the first six months the weighted average interest rate was 4.10% at June 30, 1996 and 4.18% for the same period in 1995. The decrease in weighted average interest rates on loans could impact future earnings due to unfavorable changes in the prime rate, however, management feels that a reasonable interest rate risk position has been established through its asset/liability management.

On June 1, 1995, and on January 5, 1996, Commercial Bank opened two new super market branches and in April of 1996, the bank began with the installation of a check processing system (Imaging). Total other income decreased $3,000 over the prior year period due in part to imaging. Total other expense increased $292,000. The largest dollar increase in this category is reflected in increased employee wages of $150,000 related to the supermarket branches. The increases in furniture and equipment expense of $98,000 and printing and supplies of $182,000 are directly related to the imaging project and the new
branch offices.   The increases due to new branch offices and the imaging
project have been partially offset by a reduction in FDIC insurance expense of $112,000.

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION

Income before federal income taxes decreased by $361,000 to $821,000 for the first six months of 1996 or a decrease of 30% from the $1,182,000 reported for the first six months of 1995. The decrease in Federal income taxes of $156,000 was affected by an average increase in tax exempt loans of $1,290,000. The Federal income taxes were $136,000 or 17% of income for the first six months of 1996, compared to $292,000 or 25% for the same period in 1995. Net income after taxes through June 30, 1996 was $685,000 compared to $890,000 for the same period in 1995.


CAPITAL AND LIQUIDITY

Total shareholders' equity at June 30, 1996, increased $455,000 over the December 31, 1995, mark of $14,643,000. Equity as a percentage of assets at June 30, 1996, stood at 9.9% compared to 9.7% at December 31, 1995. Dividends declared during the first six months of 1996 represented approximately $469,000 or 68% of net income compared to approximately $398,000 or 45% of net income for the same period of 1995.

The net liquidity ratio at June 30, 1996, was 24% compared to 26% at June 30, 1995. The liquidity ratio is expressed as a percentage of net liquid assets to net liquid liabilities. Net liquid assets are investment securities not pledged, federal funds sold, and cash and due from banks less the Federal Reserve Bank reserve requirement. Net liquid liabilities include total deposits less demand notes issued by the U.S. Treasury which have investment securities pledged on a dollar for dollar basis, and the Michigan farm disaster deposits that fund certain farm loans. Federal funds borrowings and borrowings from the Federal Home Loan Bank are another potential source of funds. Management, through the asset and liability committee, reviews and evaluates the liquidity position, and the gap position of the Bank on a monthly basis. The primary liquidity goal is to meet the cash flow requirements of depositor withdrawals and loan funding needs of the local community. To properly assess the accomplishment of the liquidity goal, the asset and liability committee evaluates the seasonal loan funding demand, maturities of the investment portfolio and corresponding sources of funds that support each facet of the Banks' liquidity.


Based on regulatory guidelines the leverage ratio, tier I capital ratio and the risk-based capital ratio is as follows:

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION
              LEVERAGE RATIO, TIER I, AND RISK-BASED CAPITAL RATIO


                                                                                             Risk-Based
                           Leverage Ratio                   Tier I Ratio                    Capital Ratio

                       Required         Actual        Required          Actual         Required         Actual
December 31, 1995       3.00%           9.43%           4.00%           13.04%           8.00%          14.29%
June 30, 1996           3.00%           9.02%           4.00%           12.83%           8.00%          14.08%


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



                                Commercial National Financial Corporation
                                                (Registrant)


Date:     August 12, 1996
        ---------------------
                                /s/ Richard F. Abbott
                                ------------------------
                                Richard F. Abbott
                                Executive Vice President

                                /s/ Marlyn E. Artecki
                                ------------------------
                                Marlyn E. Artecki
                                Vice President & Cashier

                                 EXHIBIT INDEX

                                                                   SEQUENTIALLY
EXHIBIT                                                              NUMBERED
NUMBER                          DESCRIPTION                            PAGE
- - -------                         -----------                        ------------
27      --      Financial Data Schedule