Form 10-Q
period 1996-09-30
COMMERCIAL NATIONAL FINANCIAL CORP /MI
filed 1996-11-14
CIK 828535

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C.  20549

                                   Form 10-Q

         X     Quarterly Report Pursuant to Section 13 or 15(d) of the
        ---             Securities Exchange Act of 1934

             For the quarterly period ended September 30, 1996, or

        ---     Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 For the Transition Period from        to
                                                ------    -----

                          Commission File No. 0-17000


                   COMMERCIAL NATIONAL FINANCIAL CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN  ITS CHARTER)


    Michigan                                            38-2799780
(State of Incorporation)                   (I.R.S. Employer Identification No.)

101 N. Pine River Street
Ithaca, Michigan                                             48847
(Address of principal  executive offices)                 (Zip Code)


Registrants telephone number, including area code:   517-875-4144

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES        X                                        NO
         ---------------                                    ---------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     Class                                 Outstanding at November 5, 1996
     -----                                 -------------------------------
  Common Stock                                     831,525
  $1.00 Par Value




                                  Page 1 of 11

                  COMMERCIAL  NATIONAL  FINANCIAL  CORPORATION


                                     INDEX



PART  I                        FINANCIAL INFORMATION

Item  1. Financial Statements

         Consolidated Balance Sheets as of  September 30, 1996 and December 31, 1995           (page 3)

         Consolidated Statements of Income for the three months and nine months
                  ended September 30, 1996 and 1995.                                           (page 4)

         Consolidated Statements of Cash Flows for the nine months ended September
                  30, 1996 and 1995                                                            (page 5)

         Notes to consolidated financial statements                                            (page 6)


Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                     (pages 7-9)



PART II                           OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibit 23 -  Selected financial data

         (b)  Reports on Form 8-K - - None                                                    (page 10)



SIGNATURES                                                                                    (page 11)


                    COMMERCIAL NATIONAL FINANCIAL CORPORTION

PART I.    FINANCIAL INFORMATION

Item 1: Financial Statements


Consolidated Balance Sheets              (unaudited)             September 30, 1996          December 31, 1995
(in thousands, except share data)                                ------------------          -----------------

ASSETS
Cash and due from banks                                                 $   5,150                $   5,725
Federal funds sold                                                            450                    2,850
                                                                            5,600                    8,575
Investment securities:
   Held-to-maturity  (estimated market value
   of $27,586 and $29,500)                                                 27,848                   29,430
   Other (estimated market value of $1,262                                  1,262                      437
   and $437)

Loans:
Commercial and agricultural                                                69,517                   68,704
Real estate                                                                28,154                   25,535
Consumer and other                                                         19,690                   15,040
                                                                        ---------                ---------
        Total loans                                                       117,361                  109,279
Allowance for loan losses                                                  (1,803)                  (1,669)
        Net loans                                                         115,558                  107,610

Property and equipment, net                                                 4,081                    3,328
Accrued interest and other assets                                           1,597                    1,695
                                                                        ---------                ---------
TOTAL ASSETS                                                            $ 155,946                $ 151,075
                                                                        =========                =========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
   Non-interest bearing demand                                             14,022                   16,002
   Interest bearing demand                                                 33,621                   33,446
   Savings                                                                 22,320                   24,833
   Time                                                                    54,341                   55,420
                                                                        ---------                ---------
        Total deposits                                                    124,304                  129,701


Securities sold under agreements to repurchase                              3,674                    5,306
Federal Home Loan Bank borrowings                                          10,000                        -
Demand notes issued to U.S. Treasury                                        1,480                      560
Accrued interest and other liabilities                                      1,213                      865
        Total liabilities                                                 140,671                  136,432

SHAREHOLDERS' EQUITY:
Common stock, par value $1, authorized
   1,750,000 issued 828,508 and 814,684 SHARES                                829                      815
Surplus                                                                    11,935                   11,625
Retained earnings                                                           2,511                    2,203
                                                                        ---------                ---------
        Total shareholders' equity                                         15,275                   14,643
                                                                        ---------                ---------
TOTAL LIABILITIES AND SHAREHOLDERS'  EQUITY                             $ 155,946                $ 151,075
                                                                        =========                =========

                                     page 3
          See accompanying notes to consolidated financial statements

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION


Consolidated Statements of Income        (unaudited)
(in thousands, except per share data)                           For the three months                  For the nine months
                                                                 ended September 30,                  ended September 30,
                                                               1996              1995               1996              1995
                                                               ----              ----               ----              ----
INTEREST INCOME:
Interest and fees on loans                                 $  2,514           $  2,415           $ 7,625            $ 7,145
Interest on investment securities:
     Taxable                                                    269                274               763                861
     Tax exempt                                                 166                139               543                414
Interest on federal funds sold                                   40                107               113                230
Other investments                                                 9                  -                33                  -
                                                           --------           --------           -------            -------
      Total interest income                                   2,998              2,935             9,077              8,650

INTEREST EXPENSE:
Interest on deposits                                          1,148              1,148             3,477              3,266
Interest on short term borrowing                                131                 98               403                229
                                                           --------           --------           -------            -------
     Total interest expense                                   1,279              1,246             3,880              3,495
                                                           --------           --------           -------            -------

NET INTEREST INCOME                                           1,719              1,689             5,197              5,155
Provision for loan losses                                        60                 45               170                135
                                                           --------           --------           -------            -------
Net income after provision for loan losses                    1,659              1,644             5,027              5,020
                                                           --------           --------           -------            -------

OTHER INCOME:
Service charges on deposit accounts                              78                 50               219                160
Other                                                           100                 86               304                334
                                                           --------           --------           -------            -------
     Total other income                                         178                136               523                494

OTHER EXPENSES:
Salaries and wages                                              595                539             1,762              1,557
Employee benefits                                               149                134               451                411
Net occupancy expense                                            77                 74               212                210
Furniture and equipment expense                                 148                100               432                280
FDIC and SAIF assessment                                         16                (13)              120                130
Printing and supplies                                           121                 51               242                146
Other                                                           363                381             1,106              1,084
                                                           --------           --------           -------            -------
     Total other expenses                                     1,469              1,266             4,325              3,818

INCOME BEFORE FEDERAL INCOME TAXES                              368                514             1,225              1,696
Federal income taxes                                             60                111               200                403
                                                           --------           --------           -------            -------
NET INCOME                                                 $    308           $    403           $ 1,025            $ 1,293
                                                           ========           ========           =======            =======

NET INCOME PER COMMON SHARE                                $   0.41           $   0.49           $  1.24            $  1.59

DIVIDENDS PER COMMON SHARE                                 $   0.30           $   0.26           $  0.87            $  0.75

          See accompanying notes to consolidated financial statements

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION


Consolidated Statements of Cashflows  (unaudited)
(in thousands of dollars)


                                                                                   For the nine months
                                                                                   ended September 30,
OPERATING ACTIVITIES:                                                             1996            1995
                                                                                  ----            ----
   Net income                                                                   $ 1,025        $  1,293
   Adjustments to reconcile net income to
     net cash from operating activities:
       Provision for loan losses                                                    170             135
       Provision for depreciation,
       amortization and accretion                                                   431             356
   Changes in operating assets:
       Accrued interest and other assets                                             69             574
       Accrued interest and other liabilities                                       348             166
                                                                                -------        --------
             Net cash from operating
             activities                                                           2,043           2,524
                                                                                -------        --------

INVESTING ACTIVITIES:
   Purchases of investment securities                                            (7,359)         (8,917)
   Proceeds from maturities of investment securities                              8,030          11,160
   Net increase in loans                                                         (8,118)         (5,151)
   Capital expenditures                                                          (1,069)           (695)
                                                                                -------        --------
             Net cash (for) investing
             activities                                                          (8,516)         (3,603)
                                                                                -------        --------
FINANCING ACTIVITIES:
   Net (decrease) in deposits                                                    (5,397)         (2,331)
   Net increase in short-term borrowings                                          9,288           3,965
   Proceeds from sale of common stock                                               324             245
   Dividends paid and fractional shares                                            (717)           (608)
                                                                                -------        --------
             Net cash from financing
             activities                                                           3,498           1,271
                                                                                -------        --------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                                          (2,975)            192

CASH AND CASH EQUIVALENTS
   at beginning of year                                                           8,575          10,099

CASH AND CASH EQUIVALENTS                                                       -------        --------
   at end of period                                                             $ 5,600        $ 10,291
                                                                                =======        ========

CASH PAID DURING THE PERIOD FOR:
   Interest                                                                     $ 3,964        $  3,352
   Federal  Income taxes                                                        $   141        $    363

          See accompanying notes to consolidated financial statements

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION


Notes to Consolidated Financial Statements (unaudited)

NOTE 1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of September 30, 1996, and December 31, 1995, the results of operations for the three months and nine months ended September 30, 1996 and 1995 and cash flows for the nine months ended September 30, 1996 and 1995.


NOTE 2. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results for the full year.


NOTE 3. Income and dividends per share are based on the average number of shares outstanding for each period retroactively adjusted for stock dividends.

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL  CONDITION

At September 30, 1996, total assets of the Corporation stood at $155,946,000, representing an increase of $4,871,000 from the December 31, 1995, total of $151,075,000. Total average assets for the first nine months of 1996 and 1995 were $153,819,000 and $143,777,000 respectively. Total average assets for the third quarter of 1996 and 1995 were $154,135,000 and $145,535,000 respectively.

The most significant changes in the asset and liability structure of Commercial National Financial Corporation include increases in personal loans and real estate loans of $4,650,000 and $2,619,000, respectively. Commercial loans increased by $813,000. This increased loan activity is a reflection of the overall increased economic activity in the market area. These asset increases have been partially offset by decreases in federal funds sold of $2,400,000, a decline in securities of $757,000 and a decrease in cash of $575,000. In January, Commercial Bank entered into a borrowing relationship with the Federal Home Loan Bank. At September 30, 1996, the borrowings were at $10,000,000. This relationship will support future mortgages and other loan growth. Total deposits decreased $5,397,000 to $124,304,000 at September 30, 1996 from $129,701,000 at December 31, 1995. Due to the agricultural community deposit levels typically decline in the summer. Average deposits were $128,431,000 for the nine months ended September 30, 1996 compared to $123,887,000 for the same period in 1995. On June 1, 1995, and on January 5, 1996, Commercial Bank opened two new super market branches, and offered new deposit products to meet the full needs of its customers and to increase its
customer base.   As a result, the Bank attracted a number of new customers and experienced a movement of funds from demand and savings into higher interest rate instruments. Total average deposits for the third quarter of 1996 and 1995 were $127,095,000 and $123,218,000.

Total shareholders' equity increased $632,000, which reflects net income for nine months of $1,025,000 less dividends declared of approximately $717,000, plus dividend reinvested of $217,000 and exercised stock options of approximately $107,000.

Non-performing loans are monitored on a continuing basis by management through the assessment of the adequacy of the allowance for loan losses. Non-accrual, past due and restructured loans increased $3,000 to $242,000 at September 30, 1996, compared to $239,000 at December 31, 1995. Generally, the accrual of interest income on a loan is suspended when the loans becomes 90 days past due, unless the loan is fully secured and is in the process of collection. A restructured loan is generally one that is accruing interest, but on which concessions in terms have been granted as a result of deterioration in the financial condition of the borrower. At September 30, 1996, there were $196,000 in impaired loans which includes $69,000 in non-accrual loans. Management believes that the allowance for loan losses of $1,803,000 at September 30, 1996, is adequate to cover all potential losses on non-performing loans and other loans not specifically identified as non-performing based on its analysis
of the loan portfolio.   However, the Bank does expect the level of net
chargeoffs to increase and a correlating increase in the provision due to planned loan growth and changes in the loan mix within the portfolio.

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION

The status of non-performing loans as of  September 30, 1996 is as follows:

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION
                        ANALYSIS OF NON-PERFORMING LOANS




Loans accounted for on a non-interest accrual basis                                    $  69,000
Loans contractually past due 90 days or more as to interest or principal
payments and  still accruing                                                              49,000

Loans, the terms of which have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial
position of the borrower                                                                 124,000
                                                                                       ---------
         Total  non-performing loans                                                   $ 242,000

Loans now current where there are serious doubts as to the ability of the borrower
to comply with present loan repayment terms                                              125,000
                                                                                       ---------

         TOTAL                                                                         $ 367,000
                                                                                       ---------





RESULTS OF OPERATIONS

For the nine months ended September 30, 1996, total interest income increased $427,000 and total interest expense increased by $385,000 resulting in net interest income before the provision for loan loss expense of $5,197,000 compared to $5,155,000 for the same period in 1995. This represents an increase of $42,000 or approximately 1% over the same period in 1995. The net interest margin, which is expressed as the net interest income (federal tax equivalent interest income minus interest expense) divided by average earning assets was 5.03% for the first nine months of 1996, compared to 5.26% for the first nine months of 1995. The decrease in margin was primarily due to decreased interest rates and volume related to certain variable rate loans (interest rates are tied to the prime interest rate) compared to the volume of
variable rate deposits.    The effect of rate and volume decreases on these
loans was partially offset by the effects of a decrease in weighted average interest rates on interest bearing liabilities from 4.26% in September of 1995 to 4.22% at September 30, 1996. The Bank has also experienced a shift of $1,980,000 from $16,002,000 at December 31, 1995 to $14,022,000 in non interest bearing demand deposits into interest bearing instruments. The decrease in weighted average interest rates on loans could impact future earnings due to unfavorable changes in the prime rate, however, management feels that a reasonable interest rate risk position has been established through its asset/liability management.

On June 1, 1995, and on January 5, 1996, Commercial Bank opened two new super market branches and in April of 1996, the bank began with the installation of a check processing system (Imaging). Total other income increased $29,000 over the prior year period and total other expense increased $507,000. The largest dollar increase in this category is reflected in increased employee wages of $205,000 related to the supermarket branches. The increases in furniture and equipment expense of $152,000 and printing and supplies of $96,000 are directly related to the imaging project and the new branch offices. On September 30, 1996, the Deposit Insurance Funds Act of 1996 was signed into law. In part, this legislation required financial institutions to pay a special assessment to capitalize the Savings Association Insurance Fund. In 1992 Commercial Bank purchased a branch in Greenville from Great Lakes Bancorp. The deposits of that branch were subject to this special assessment which resulted in $77,000 of non recurring expense.

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION

Income before federal income taxes decreased by $471,000 to $1,225,000 for the first nine months of 1996 or a decrease of 28% from the $1,696,000 reported for the first nine months of 1995. The decrease in Federal income taxes of $203,000 was affected by an average increase in tax exempt loans of $672,000. The Federal income taxes were $200,000 or 16% of income for the first nine months of 1996, compared to $403,000 or 24% for the same period in 1995. Net income after taxes through September 30, 1996 was $1,025,000 compared to $1,293,000 for the same period in 1995.


CAPITAL AND LIQUIDITY

Total shareholders' equity at September 30, 1996, increased $632,000 over the December 31, 1995, mark of $14,643,000. Equity as a percentage of assets at September 30, 1996, stood at 9.8% compared to 9.7% at December 31, 1995. Dividends declared during the first nine months of 1996 represented approximately $717,000 or 70% of net income compared to approximately $608,000 or 47% of net income for the same period of 1995.

The net liquidity ratio at September 30, 1996, was 1.65% compared to 1.66% at September 30, 1995. The liquidity ratio is expressed as a percentage of net liquid assets to net liquid liabilities. Net liquid assets are investment securities not pledged, federal funds sold, and any available lines of credit through correspondent banks and the available borrowings from the Federal Home Bank. Net liquid liabilities include any maturities on $100,000 and over on certificates of deposit of, the average percentage of withdrawals from other deposits and an allowance for off balance sheet committments that my need to be funded in the immediate future. Management, through the asset and liability committee, reviews and evaluates the liquidity position, and the gap position of the Bank on a monthly basis. The primary liquidity goal is to meet the cash flow requirements of depositor withdrawals and loan funding needs of the local community. To properly assess the accomplishment of the liquidity goal, the asset and liability committee evaluates the seasonal loan funding demand, maturities of the investment portfolio and corresponding sources of funds that support each facet of the Banks' liquidity.


Based on regulatory guidelines the leverage ratio, tier I capital ratio and the risk-based capital ratio is as follows:

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION
              LEVERAGE RATIO, TIER I, AND RISK-BASED CAPITAL RATIO

                                                       Risk-Based
                         Leverage Ratio               Tier I Ratio           Capital Ratio

                     Required       Actual       Required      Actual     Required      Actual

December 31, 1995      3.00%        9.43%        4.00%         13.04%       8.00%       14.29%
September 30, 1996     3.00%        8.90%        4.00%         12.63%       8.00%       13.88%

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



                                       Commercial National Financial Corporation
                                                     (Registrant)


Date:     October 10, 1996


                                       /s/ Dean E. Milligan
                                       President and CEO




                                       /s/ Marlyn E. Artecki
                                       Vice President & Cashier

                                 EXHIBIT INDEX


EXHIBIT NO.                                     DESCRIPTION

  27                                       FINANCIAL DATA SCHEDULE