Form 10-K405
period 1996-12-31
COMMERCIAL NATIONAL FINANCIAL CORP /MI
filed 1997-03-31
CIK 828535

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

/X/       Annual Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934
          For the fiscal year ended December 31, 1996
                                       OR

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the transition period from __________ to _________

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

      Registrants's telephone number, including area code: (517) 875-4144

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

            Aggregate market value as of March 7, 1997: $15,856,269

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        Common Stock outstanding as of March 7, 1997: 877,900.58 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's annual report to security holders for the year ended December 31, 1996, are incorporated by reference in Part II and Part IV.

Portions of the registrant's proxy statement for its April 22, 1997, annual shareholders meeting are incorporated by reference in Part III.

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

     The principal markets for the Bank's financial services are the mid-Michigan communities in which the Bank is located and the areas immediately surrounding these communities. The Bank serves these markets through nine offices located in and near these communities. Neither the Corporation nor the Bank has any material foreign assets or income.

     The principal source of revenue for the Corporation and its subsidiary is interest and fees on loans. On a consolidated basis, interest and fees on loans accounted for 79.8% of the Corporation's total revenues in 1996, 78.1% in 1995 and 75.5% in 1994. Interest on investment securities accounted for 13.0% of the Corporation's total revenues in 1996, 13.9% in 1995 and 16.1% in 1994.

     At December 31, 1996, the Bank had no significant concentrations of loans to any group of borrowers engaged in similar activities that would be impacted by economic or other conditions.

     The business of banking is highly competitive. In addition to competition from other commercial banks, banks face competition from non-bank financial institutions. Savings associations compete with commercial banks for deposits and loans. Credit unions and finance companies compete for consumer loans. Commercial banks compete for deposits with other investments such as mutual funds and corporate and government debt securities. Financial service providers compete for customers principally through price (interest rates paid on deposits, interest rates charged on borrowings and fees charged for services) and service (convenience and quality of services rendered to customers).

     The Bank competes directly with fifteen financial institutions in the market it serves. The Bank's competitors include other commercial banks, savings associations and local credit unions. The Bank ranks second in deposit size when compared to the total deposits of the branches located in the market the Bank serves. The Bank does not believe that its ability to compete for loans and deposits is affected by the rank among its competitors.

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

     As of December 31, 1996, the Corporation and its subsidiary employed approximately 95 employees on a full-time equivalent basis.

     The statistical information on the following pages further describes certain aspects of registrant's business.

Interest Rates and Interest Differential

     The following tables present an analysis of net interest earnings for the periods indicated. All interest (including tax-exempt securities and tax-exempt loans) is presented on a fully taxable-equivalent basis.


Years Ending December 31(In thousands)                 1996                          1995
                                        ----------------------------------  ---------------------------
                                        Average                    Average  Average             Average
                                        Balance     Interest        Rate    Balance   Interest  Rate
                                        --------  --------------  --------  --------  --------  -------
Interest Earning Assets
 Loans(1)(2)                            $114,034     $10,471        9.18%  $104,175    $9,756   9.37%
 Investment securities:
   Taxable                                15,317         956        6.24     17,896     1,131   6.32
   Tax-exempt(2)                          13,861       1,105        7.97     10,157       888   8.74
  Fed funds sold                           3,418         186        5.44      5,457       321   5.88
  Federal Home Loan Bank stock               724          57        7.87          0
                                        --------  ----------               --------    ------

     Total earning assets                147,354      12,775        8.67    137,685    12,096   8.79
                                        --------  ----------               --------    ------
 Non-earning Assets
 Cash and due from banks                   4,703                              4,283
 Premises and equipment                    3,827                              2,869
 Other assets                              1,689                              2,541
 Allowance for loan losses                (1,764)                            (1,573)
                                        --------                           --------
   Total assets                         $155,809                           $145,805
                                        ========                           ========

Interest Bearing Liabilities
 Savings and demand deposits            $ 59,094       1,573        2.66   $ 59,363     1,647   2.77
 Time deposits                            54,944       3,092        5.63     51,576     2,817   5.46
 Securities sold under agreement to
   repurchase                              5,911         299        5.06      4,912       278   5.66
 U.S. Treasury demand notes                  569          30        5.27        679        38   5.60
 Long -term debt                           5,063         283        5.59          0         _
                                        --------  ----------              ---------     -----
   Total interest bearing
     liabilities                         125,581       5,277        4.20    116,530     4,780   4.10
                                        --------  ----------              ---------     -----

Non-interest Bearing Liabilities
  Demand deposits                         13,928                             14,097
  Other liabilities                        1,092                                927
  Shareholders' equity                    15,208                             14,251
                                        --------                           --------
  Total liabilities and
     shareholders' equity               $155,809                           $145,805
                                        ========                           ========

Net interest spread                                   $7,498        4.47%              $7,316   4.69%
                                                      ======        =====              ======   =====

Net Yield on Interest Earning Assets
(net interest earnings divided by total
 interest earning assets)                                           5.09%                       5.31%
                                                                    =====                       =====



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

                                                       1996                                                 1995
                                                    Compared to                                         Compared to
                                                       1995                                                 1994
                                   ---------------------------------------          ------------------------------------

                                        Net                                             Net
                                     Increase        Due to         Due to           Increase       Due to        Due to
                                    (Decrease)       Volume           Rate          (Decrease)      Volume          Rate
                                   -----------      -------         ------          ----------      ------        ------
                                                                        (In Thousands)
Interest Income:
 Loans(1)(2)                           $ 715          $908           $(193)             $1,296       $ 560         $ 736
 Investment securities:
   Taxable                              (175)         (161)            (14)               (120)       (317)          197
   Tax-exempt(2)                         217           301             (84)                 87         103           (16)
   Fed funds sold                       (135)         (112)            (23)                109           8           101
  Federal Home Loan Bank stock            57            57               0
                                        ----          ----           -----                ----        ----         -----

    Total Interest Income                679           993            (314)              1,372         354         1,018
                                         ---          ----            ----              ------         ---         -----

Interest Expense:
 Interest bearing deposits
   Savings                               (74)          (10)            (64)                (66)       (217)          151
   Time                                  275           188              87                 710         242           468
 Securities sold under agreement
   to repurchase                          21            53             (32)                239         226            13
 U.S. Treasury demand notes               (8)           (6)             (2)                 13           5             8
 Long-term debt                          283           283
                                         ---          ----            ----              ------        ---          -----

        Total Interest Expense           497           508             (11)                896         256           640
                                         ---          ----            ----              ------         ---         -----

Net Interest Income                    $ 182          $485           $(303)              $ 476       $  98         $ 378
                                       =====          ====           ======              =====       =====         =====




(1) Loan fees are included in interest income and are used to calculate average rates earned. Non-accrual loans are included in the average loan balances.

(2) Yields on tax exempt loans and investment securities are computed on a fully taxable-equivalent basis using a federal income tax rate of 34%.

Investment Portfolio

     The book value of investment securities as of the dates indicated are summarized as follows:


                                                                December 31,
                                      ----------------------------------------------------------------------
                                                1996                                       1995
                                      ----------------------------              ----------------------------
                                       Held-to-         Available-              Held-to-          Available-
                                      Maturity          for-Sale                Maturity           for-Sale

                                                           (Dollars in Thousands)
     U.S. Treasury and other U.S.
      government agencies and
      corporations                      $11,173         $    0                   $15,807           $   0

     States of the U.S. and
      political subdivisions             14,160              0                    13,623               0

     Other securities                         0          1,461                         0             437
                                        -------         ------                   -------            ----

              Total                     $25,333         $1,461                   $29,430            $437
                                        =======         ======                   =======            ====

     The following table shows, by class of maturities as of December 31, 1996, the amounts and weighted average yields of held-to-maturity securities (1):


                                                                        MATURING
                      -----------------------------------------------------------------------------------------------
                                             After One but        After Five but
                       Within One Year     Within Five Years     Within Ten Years    After Ten Years        Total
                      ------------------  --------------------  ------------------  ------------------  --------------
                       Amount    Yield     Amount      Yield     Amount    Yield     Amount    Yield    Amount   Yield
                      --------  --------  ---------  ---------  --------  --------  --------  --------  -------  -----
                                                     (Dollars In Thousands)
U.S. Treasury and
 other U.S.
 government
 agencies and
 corporations           $7,676   6.04%       $3,498   5.75%       $    0                $  0            $11,174   5.95%

States and political
 subdivisions (2)        1,716   7.84%        4,402   8.26%        7,651   8.09%         390   8.98%     14,159   8.14%
                        ------               ------               ------                ----            -------

Total (3)               $9,392   6.37%       $7,900   7.14%       $7,651   8.09%        $390   8.98%    $25,333   7.17%
                        ======               ======               ======                ====            =======





(1) The effective yields are weighted for the scheduled maturity of each security and weighted average yields are calculated on the basis of par value.

(2) Weighted average interest rates have been computed on a fully taxable-equivalent basis. The rates shown on securities issued by states and political subdivisions have been restated, assuming a 34% tax rate.

(3) As of December 31, 1996, the aggregate book value of investment securities issued by the State of Michigan and all its political subdivisions totaled $10,492 with an aggregate market value of $10,578.

Loan Portfolio

                The following table presents the amount of loans outstanding at the indicated dates by loan type, based on classifications used for regulatory reporting:


                                                             December 31,
                                                       -----------------------
                                                       1996               1995
                                                       ----               ----
                                                       (Dollars In Thousands)

Commercial, financial
  and agriculture                                    $ 66,170           $ 63,205
Real estate - construction                              3,840              2,072
Real estate - mortgage                                 33,256             30,288
Consumer and other                                     19,059             13,714
                                                     --------           --------

    Total loans                                      $122,325           $109,279
                                                     ========           ========



                The following table shows the maturity of loans (excluding real estate mortgages and installment loans) outstanding at December 31, 1996. Also provided are the amounts due after one year classified according to their sensitivity to changes in interest rates.


                                             Due in One         Due in One              Due After
                                            Year or Less        to Five Years           Five Years        Total
                                            ------------        -------------           ----------        -----
                                                                      (Dollars In Thousands)
Commercial, financial and
 agricultural                                $18,922             $34,974                 $12,274         $66,170
Real estate - construction                     1,542               1,253                   1,045           3,840
                                             -------             -------                 -------         -------

   Total                                     $20,464             $36,227                 $13,319         $70,010
                                             =======             =======                 =======         =======

Loans due after one year:
 With predetermined interest rates                               $24,404
 With floating or adjustable interest rates                       25,142
                                                                 -------

   Total                                                         $49,546
                                                                 =======

     The following table summarizes nonaccrual, past due, and restructured loans at the dates indicated:


                                                 December 31,
                                           ------------------------
                                              1996         1995
                                           -----------  -----------
                                           (Dollars in Thousands)

             Nonaccrual loans                  $  0         $178
             Accruing loans past due
              90 days or more                    82           34
             Restructured loans                  60           27
                                               ----         ----

               Total Non-performing Loans      $142         $239
                                               ====         ====


     The Corporation estimates the following additional information with respect to nonaccrual and restructured loans for the year ended December 31, 1996:

                                                         (In Dollars)
                         Interest income which would
                           have been recorded under
                           original term                     $18,207
                                                             =======

                         Interest income recorded
                           during the period                 $27,561(1)
                                                             =======


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

     At December 31, 1996, the Corporation had $1,995,000 in domestic loans for which payments are presently current, but where the borrowers are currently experiencing financial difficulties. Those loans are subject to constant management attention and their classification is reviewed on a regular basis.

     As of December 31, 1996, there were no concentrations of loans exceeding 10% of total loans.

(1) During 1996 the Bank received payments of past due interest relating to years ending December 31, 1995 and prior. The amount this interest was approximately $19,000.

Summary of Loan Loss Experience

     The following table summarizes loan balances at the end of each period and daily averages; changes in the allowance for possible loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category; and additions to the allowance which have been charged to expense.


                                                  Year Ended December 31,
                                                  -----------------------
                                                     1996         1995
                                                  ----------   ----------
                                (Dollars in Thousands)

        Loans
         Amount of loans outstanding at
         end of period                               $122,325    $109,279
                                                     ========    ========

        Daily average of loans outstanding
         for the period                              $114,034    $104,175
                                                     ========    ========

        Balance of allowance for loan
         losses at beginning of period               $  1,669    $  1,510
                                                     --------    --------

        Loans charged off:
         Commercial, financial and agricultural            33         143
         Real estate - construction                         0           0
         Real estate - mortgage                            27           5
         Installment loans to individuals                 115          40
                                                     --------    --------

           Total loans charged off                        175         188
                                                     --------    --------

        Recoveries of loans previously charged off:
         Commercial, financial, and agricultural           68          79
         Real estate - construction                         0           0
         Real estate - mortgage                            10          13
         Installment loans to individuals                  22           5
                                                     --------    --------

           Total recoveries                               100          97
                                                     --------    --------

        Net charge-offs                                    75          91
                                                     --------    --------
        Additions to allowance charged to
         operating expense (1):                           230         250
                                                     --------    --------

        Allowance at end of period                   $  1,824    $  1,669
                                                     ========    ========

        Ratio of net charge-offs during period
         to average loans outstanding                    0.07%       0.09%
                                                         ====        ====

        Ratio of allowance for loan losses to
         loans outstanding at end of period              1.49%       1.53%
                                                         ====        ====




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

     The allowance for loan losses has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories at the dates indicated:


                                 December 31, 1996       December 31, 1995
                               ----------------------  ----------------------
                                            Percent                 Percent
                                           of Loans                of Loans
                                          in Category             in Category
                                           to Total                to Total
                               Allowance     Loans     Allowance     Loans
                               ---------  -----------  ---------  -----------
                                          (Dollars in Thousands)
   Commercial, financial and
    agricultural                  $  713    54.09%        $  716     57.83%
   Real estate - construction         --     3.14             --      1.90
   Real estate - mortgage             72    27.19            126     27.71
   Installment                       413    15.58            240     12.56
   Unallocated                       626                     587
                                  ------   ------         ------    ------
      Total                       $1,824   100.00%        $1,669    100.00%
                                  ======   ======         ======    ======

Deposits

     The daily average amounts of deposits and rates paid on such deposits for the periods indicated are:


                                            Years Ended December 31,
                                   ----------------------------------------
                                           1996                  1995
                                           ----                  ----
                                     Amount      Rate       Amount      Rate
                                     ------      ----       ------      ----
                                             (Dollars in Thousands)
Non-interest bearing
 demand deposits                   $ 13,928       --      $ 14,097         --
Interest bearing demand deposits     35,033     2.63%       33,282        .68%
Savings                              24,061     2.70%       26,081       2.89%
Time deposits                        54,944     5.63%       51,576       5.46%
                                   --------               --------
   Total Deposits                  $127,966               $125,036
                                   ========               ========

     The time remaining until maturity of time certificates of deposits of $100,000 or more at December 31, 1996, is as follows:



                                               Time Certificates
                                                  of Deposits
                                               -----------------
                    3 months or less               $ 8,999
                    Over 3 through 6 months          2,010
                    Over 6 through 12 months         1,042
                    Over 12 months                   2,527
                                                   -------
                       Total                       $14,578
                                                   =======

Short-term Borrowings

     Short-term borrowed funds consist of securities sold under agreements to repurchase, treasury tax and loan demand notes. The following amounts and rates applied during the last two years:


                                  Securities Sold
                                 Under Agreements       Demand Notes Issued
                                  To Repurchase          To U.S. Treasury
                               -------------------    -----------------------
                                 1996       1995         1996         1995
                               --------  ---------    -----------  ----------
                                          (Dollars In Thousands)

   Amounts outstanding at
    year-end                   $5,602      $5,305       $  942       $  560
                               ======      ======       ======       ======

   Average amount outstanding
    during year                $5,911      $4,912       $  569       $  679
                               ======      ======       ======       ======

   Maximum amount outstanding
    at any month-end           $7,801      $7,511       $1,532       $2,357
                               ======      ======       ======       ======

   Weighted average interest
    rate at year-end             4.93%       5.01%        5.18%        5.17%
                               ======      ======       ======       ======

   Weighted average interest
    rate during year             5.06%       5.66%        5.27%        5.60%
                               ======      ======       ======       ======


     The weighted average interest rates are derived by dividing the interest expense for the period by the daily average balance during the period.


Long-term Borrowings

     Long-term borrowings consist of borrowings from the Federal Home Loan Bank("FHLB"). The following amounts and rates applied during the last two years:


                                                    FHLB
                                        ----------------------------
                                          1996                1995
                                        --------            --------
                                           (Dollars In Thousands)

            Amounts outstanding at
             year-end                   $10,000                   $0
                                        =======                   ==

            Average amount outstanding
             during year                $ 5,063                   $0
                                        =======                   ==

            Maximum amount outstanding
             at any month-end           $10,000                   $0
                                        =======                   ==

            Weighted average interest
             rate at year-end              5.78%
                                        =======

            Weighted average interest
             rate during year              5.59%
                                        =======

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS.

                The information under the captions "Common Stock Information" and "Dividend Information" of the registrant's annual report to shareholders for the year ended December 31, 1996, is here incorporated by reference to
Exhibit 13.

ITEM 6. SELECTED FINANCIAL DATA.

                The information under the caption "Selected Financial Data" of the registrant's annual report to shareholders for the year ended December 31, 1996, is here incorporated by reference to Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                The information under the heading "Management's Review and Analysis" of the registrant's annual report to shareholders for the year ended December 31, 1996, is here incorporated by reference to Exhibit 13.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                The financial statements, notes and independent auditors' report of the registrant's annual report to shareholders for the year ended December 31, 1996, are here incorporated by reference to Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                The Letter Concerning Change in Certifying Public Accountant are here incorporated by reference to registrant's Form 8-K previously filed December 28, 1995.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                The information set forth under the caption "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the registrant's definitive Proxy Statement for its April 22, 1997, annual meeting of shareholders is here incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION.

                The information set forth under the captions "Compensation of Executive Officers" and "Compensation of Directors" in the registrant's definitive Proxy Statement for its April 22, 1997, annual meeting of shareholders is here incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                The information set forth under the caption "Voting Securities" in the registrant's definitive Proxy Statement for its April 22, 1997, annual meeting of shareholders is here incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                The information set forth under the caption "Certain Relationships" in the registrant's definitive Proxy Statement for its April 22, 1997, annual meeting of shareholders is here incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

          (a)(1) Financial Statements.

                 The following financial statements, notes to financial statements, and independent auditors' reports of the Corporation and its subsidiary are filed as part of this report:

                 Independent Auditors' Reports
                 Consolidated Balance Sheets - December 31, 1996 and 1995 Consolidated Statements of Income for each of the three years ended December 31, 1996
                 Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 1996
                 Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1996
                 Notes to Consolidated Financial Statements

                 The financial statements, notes to financial statements, and independent auditors' reports for the years ended December 31, 1996 and 1995, listed above are incorporated by reference in Item 8 of this report from the corresponding portions of the registrant's annual report to shareholders for the year ended December 31, 1996. With the exception of the portions of the registrant's annual report to shareholders for the year ended December 31, 1996 specifically incorporated herein by reference, such report shall not be deemed filed as part of this annual report on Form 10-K.

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

      10(b) 1989 Stock Option Plan. Previously filed as an exhibit to the registrant's Form 10-K for the year ended December 31, 1988. Here incorporated by reference.*

      10(c) 1991 Stock Option Plan. Previously filed as an exhibit to the registrant's Form 10-K for the year ended December 31, 1990. Here incorporated by reference.*

      10(d) Amendment to 1991 Stock Option Plan. Previously filed as an exhibit to the registrant's Form 10-K for the year ended December 31, 1995. Here incorporated by reference.*

      10(e) Lease for Main Office. Previously filed as an exhibit to registrant's Form 10-K for the year ended December 31, 1991. Here incorporated by reference.

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

         10(h) Branch Lease for Alma Supermarket Branch. Previously filed as an exhibit to the registrant's Form 10-K for the year ended December 31, 1995. Here incorporated by reference.

         10(i) Branch Lease for Midland Supermarket Branch. Previously filed as an exhibit to the registrant's Form 10-K for the year ended December 31, 1995. Here incorporated by reference.

         13    Incorporated portions from 1996 Annual Report to
               Shareholders.

         21 Subsidiary of Registrant. Previously filed as an exhibit to the registrant's Form S-4 filed January 22, 1988. Here incorporated by reference.

         23    Consents of Independent Certified Public Accountants.

         27    Financial Data Schedule.

           * Management contract or compensatory plan or arrangement

        The registrant will furnish a copy of any exhibit listed above to any shareholder of the registrant without charge upon written request to Patrick Duffy, Commercial National Financial Corporation, 101 North Pine River Street, Ithaca, Michigan 48847.

        (b)  Reports on Form 8-K.

             No reports on Form 8-K were filed for the fourth quarter of 1996.

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


                                  COMMERCIAL NATIONAL FINANCIAL CORPORATION
                                  (registrant)

March 25, 1997                    By: /s/ Dean E. Milligan
                                  ---------------------------------------------
                                  Dean E. Milligan
                                          President and Chief Executive Officer

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 25, 1997                                   /s/ Dean E. Milligan
                                                 -----------------------------------------------
                                        Dean E. Milligan
                                                Director, President and Chief Executive Officer
                                                (Principal Executive Officer)

March 25, 1997                                  /s/ Richard F. Abbott
                                                -----------------------------------------------
                                        Richard F. Abbott
                                                Director

March  25, 1997                                 /s/ Jefferson P. Arnold
                                                -----------------------------------------------
                                        Jefferson P. Arnold
                                                Director

March  25, 1997                                 /s/ Don J. Dewey
                                                -----------------------------------------------
                                        Don J. Dewey
                                                Director

March  25, 1997                                 /s/ David A. Ferguson
                                                -----------------------------------------------
                                        David A. Ferguson
                                                Director

March  25, 1997                                 /s/ Kenneth R. Luneack
                                                -----------------------------------------------
                                        Kenneth R. Luneack
                                                Director

March  25, 1997                                 /s/ Kim C. Newson
                                                -----------------------------------------------
                                        Kim C. Newson
                                                Director

March  25, 1997                                 /s/ Howard D. Poindexter
                                                -----------------------------------------------
                                        Howard D. Poindexter
                                                Director

March   25, 1997                                /s/ Scott E. Sheldon
                                                -----------------------------------------------
                                        Scott E. Sheldon
                                                Director

March  25, 1997                                 /s/ Russell M. Simmet
                                                -----------------------------------------------
                                        Russell M. Simmet
                                                Director

March  25, 1997                                 /s/ Joseph B. Simon
                                                -----------------------------------------------
                                        Joseph B. Simon
                                                Director

March  25, 1997                                 /s/ Patrick G. Duffy
                                                -----------------------------------------------
                                        Patrick G. Duffy
                                                (Principal Financial and Accounting Officer)


                               INDEX TO EXHIBITS

Number                                          Exhibit                                                       Page
------                                          -------                                                       ----
3(a)            Restated Articles of Incorporation.  Previously filed as an exhibit to the registrant's         *
                Form S-4 filed January 22, 1988.  Here incorporated by reference.

3(b)            Bylaws.  Previously filed as an exhibit to the registrant's Form S-4 filed January              *
                22, 1988.  Here incorporated by reference.

10(a)           Form of Indemnity Agreement.  Previously filed as an exhibit to the registrant's                *
                Form S-4 filed January 22, 1988.  Here incorporated by reference.

10(b)           1989 Stock Option Plan.  Previously filed as an exhibit to the registrant's Form                *
                10-K for the year ended December 31, 1988.  Here incorporated by reference.

10(c)           1991 Stock Option Plan.  Previously filed as an exhibit to the registrant's Form                *
                10-K for the year ended December 31, 1990.  Here incorporated by reference.

10(d)           Amendment to 1991 Stock Option Plan.  Previously filed as an exhibit to the                     *
                registrant's Form 10-K for the year ended December 31, 1995.  Here incorporated by reference.

10(e)           Lease for Main Office.  Previously filed as an exhibit to registrant's Form 10-K                *
                for the year ended December 31, 1991.  Here incorporated by reference.

10(f)           Branch Purchase and Assumption Agreement.  Previously filed as an exhibit to                    *
                registrant's Form 10-K for the year ended December 31, 1991.  Here incorporated by reference.

10(g)           Executive Employment, Change of Control and Severance Agreements.  Previously                   *
                filed as an exhibit to registrant's Form 10-K for the year ended December 31, 1991.
                Here incorporated by reference.

10(h)           Branch Lease for Alma Supermarket Branch.  Previously filed as an exhibit                       *
                to the registrant's Form 10-K for the year ended December 31, 1995.  Here incorporated by reference.

10(i)           Branch Lease for Midland Supermarket Branch.  Previously filed as an                            *
                exhibit to the registrant's Form 10-K for the year ended December 31, 1995.  Here incorporated by reference.

13              Incorporated Portions from 1996 Annual Report to Shareholders.

21              Subsidiary of Registrant.  Previously filed as an exhibit to the registrant's Form              *
                S-4 filed January 22, 1988.  Here incorporated by reference.

23              Consents of Independent Certified Public Accountants.

27              Financial Data Schedule.

----------------
*This exhibit is filed by incorporation by reference to a prior filing.