Form 10-Q
period 1997-03-31
COMMERCIAL NATIONAL FINANCIAL CORP /MI
filed 1997-05-15
CIK 828535

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C.  20549

                                   Form 10-Q

         X     Quarterly Report Pursuant to Section 13 or 15(d) of the
        ---             Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1997, or

                Transition Report Pursuant to Section 13 or 15(d) of the
        ---             Securities Exchange Act of 1934

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

     YES X    NO
        ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                                Outstanding at April 1, 1997
   ------------                            ----------------------------
   Common Stock                                       884,582
 $1.00 Par Value

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION


                                     INDEX


PART  I                     FINANCIAL INFORMATION


Item 1.   Financial Statements

          Consolidated Balance Sheets as of  March 31, 1997 and
               December 31, 1996                                        (page 3)

          Consolidated Statements of Income for the three months ended
               March 31, 1997 and 1996                                  (page 4)

          Consolidated Statements of Cash Flows for the three months
               ended March 31, 1997 and 1996                            (page 5)

          Notes to consolidated financial statements                    (page 6)

Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                             (pages 7-9)



PART II                           OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)     Exhibit 23 -  Selected financial data

          (b)      Reports on Form 8-K - - None                    (pages 10-12)


SIGNATURES                                                             (page 13)

PART I.    FINANCIAL INFORMATION

Item 1: Financial Statements


                    COMMERCIAL NATIONAL FINANCIAL CORPORTION

Consolidated Balance Sheets                           March 31, 1997  December 31,1996
                                                      --------------------------------
(in thousands)                                          (unaudited)
ASSETS
Cash and due from banks                                 $  6,358        $  6,551
Federal funds sold                                         3,000           6,600
                                                        --------        --------
                                                           9,358          13,151

Securities held-to-maturity  (estimated market value
   of $24,920 and $25,484)                                24,815          25,532
   Federal Home Loan Bank stock, at cost                   1,262           1,262

Loans
Commercial and agricultural                               71,410          72,012
Real estate                                               28,910          28,887
Consumer and other                                        21,638          21,426
                                                        --------        --------
        Total loans                                      121,958         122,325
Allowance for loan losses                                 (1,881)         (1,824)
                                                        --------        --------
        Net loans                                        120,077         120,501

Property and equipment, net                                4,021           4,047
Accrued interest and other assets                          1,689           1,697
                                                        --------        --------
Total Assets                                            $161,222        $166,190
                                                        ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
Deposits
   Non interest bearing demand                          $ 14,937        $ 17,110
   Interest bearing demand                                36,550          36,010
   Savings                                                21,989          21,379
   Time                                                   53,320          58,518
                                                        --------        --------
        Total deposits                                   126,796         133,017

Securities sold under agreements to repurchase             6,374           5,602
Demand notes issued to U.S. Treasury                         943             942
Federal Home Loan Bank borrowings                         10,000          10,000
Accrued interest and other liabilities                     1,208           1,134
                                                        --------        --------
        Total liabilities                                145,321         150,695
                                                        --------        --------

Shareholders' equity
Common stock, par value $1.00, authorized
   1,750,000, issued 884,582 and 872,982 shares              885             873
Additional paid-in capital                                13,363          13,123
Retained earnings                                          1,653           1,499
                                                        --------        --------
        Total shareholders' equity                        15,901          15,495
                                                        --------        --------
Tolal liabilities and shareholders' equity              $161,222        $166,190
                                                        ========        ========

          See accompanying notes to consolidated financial statements

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION

Consolidated Statements of Income (unaudited)
(in thousands, except per share data)                         For the three months
                                                                ended March 31,
                                                               1997       1996
                                                              ------     ------
INTEREST INCOME
Interest and fees on loans                                    $2,717     $2,465
Interest on investment securities
     Taxable                                                     167        264
     Tax exempt                                                  189        190
Interest on Federal funds sold                                    86         62
FHLB stock dividends                                              24          9
                                                              ------     ------
      Total interest income                                    3,183      2,990

INTEREST EXPENSE
Interest on deposits                                           1,158      1,178
Interestrepurchase agreements
   and other short term borrowings                                86         95
Interest on FHLB borrowing                                       142         16
     Total interest expense                                    1,386      1,289
                                                              ------     ------

NET INTEREST INCOME                                            1,797      1,701
Provision for loan losses                                         60         50
                                                              ------     ------
Net income after provision for loan losses                     1,737      1,651
                                                              ------     ------

OTHER INCOME
Service charges on deposit accounts                               73         67
Other                                                            111        110
                                                              ------     ------
     Total other income                                          184        177

OTHER EXPENSES
Salaries and wages                                               534        573
Employee benefits                                                156        152
Occupancy expense                                                 69         78
Furniture and equipment expense                                  170        130
FDIC assessment                                                    5         15
Printing and supplies                                             55         51
Other                                                            390        376
                                                              ------     ------
     Total other expenses                                      1,379      1,375

Income before federal income taxes                               542        453
Federal income taxes                                             124         76
                                                              ------     ------
Net income                                                    $  418     $  377
                                                              ======     ======
Net income per common share                                   $ 0.47     $ 0.44
                                                              ======     ======
Dividends per common share                                    $ 0.30     $ 0.26
                                                              ======     ======

                                     page 4
          See accompanying notes to consolidated financial statements

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION

Consolidated Statements of Cashflows (unaudited)
(in thousands of dollars)                                            For the three months
                                                                        ended March 31,
CASH FLOW FROM OPERATING ACTIVITIES                                 1997                 1996
                                                                    ----                 ----
  Net income                                                      $   418              $   377
  Adjustments to reconcile net income to
     net cash from operating activities:
  Provision for loan losses                                            60                   50
  Depreciation, amortization and accretion                            148                  125
  Amortization of goodwill and premium
     associated with an acquisition                                    14                   14
  Gain on sale of mortgage loans                                      (15)                   -
  Proceeds from mortgage loan sales                                 1,121                    -
  Mortgage loans originated for sale                               (1,114)                   -
   Accrued interest and other assets                                   (6)                (304)
   Accrued interest and other liabilities                              74                  213
                                                                  -------              -------
          Net cash from operating activities                          700                  475
                                                                  -------              -------

CASH FLOW FROM INVESTING ACTIVITIES
  Purchases of investment securities                               (1,998)              (4,468)
  Proceeds from maturities of investment securities                 2,700                1,500
  Net (increase) decrease in loans                                    359                 (269)
  Capital expenditures                                                (93)                (289)
                                                                  -------              -------
          Net cash from investing activities                          968               (3,526)
                                                                  -------              -------

CASH FLOW FROM FINANCING ACTIVITIES
  Net decrease in deposits                                         (6,221)              (1,387)
  Increase in FHLB borrowings                                       2,000                3,000
  Proceeds from maturities of FHLB borrowings                      (2,000)                   -
  Net increase in short-term borrowings                               773                2,056
  Proceeds from issuance of common stock                              251                  106
  Dividends paid and fractional shares                               (264)                (219)
                                                                  -------              -------
          Net cash from financing activities                       (5,461)               3,556
                                                                  -------              -------

NET CHANGE IN CASH
  AND CASH EQUIVALENTS                                             (3,793)                 505

Cash and cash equivalents,
  at beginning of year                                             13,151                8,575
                                                                  -------              -------
Cash and cash equivalents,
  at end of period                                                $ 9,358              $ 9,080
                                                                  =======              =======
CASH PAID DURING THE PERIOD FOR:
     Interest                                                     $ 1,562              $ 1,296
     Federal Income taxes                                         $     -              $   105

                                     page 5
          See accompanying notes to consolidated financial statements

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION

Notes to Consolidated Financial Statements(Unaudited)

Note 1-Summary of Significant Accounting Policies

Basic Presentation:  The accompanying unaudited condensed consolidated
------------------
financial statements were prepared in accordance with Rule 10-01 of regulation S-X and the instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial condition of Commercial National Financial Corporation as of March 31, 1997 and December 31, 1996, and the results of its operations and cash flow for the three months ending March 31, 1997 and March 31, 1996. The results for the three months ended March 31, 1997 are not necessarily indicative of the results expected for the full year.

Principals of Consolidation:  The accompanying consolidated financial
---------------------------
statements include the accounts of Commercial National Financial Corporation (the Corporation) and its wholly owned subsidiary, Commercial Bank (the Bank). All material inter-company accounts and transactions have been eliminated in consolidation.


Investment in Debt and Equity Securities:  Securities are classified into held
----------------------------------------
to maturity, available for sale and trading categories. Held to maturity securities are those which the Corporation has the positive intent and ability to hold to maturity. These securities are reported at amortized cost. Available for sale securities are those which the Corporation may decide to sell if needed for liquidity, asset-liability management, tax planning or other reasons. Available for sale securities are reported at fair value, with unrealized gains or losses included as a separate component of equity net of tax. Trading securities are bought principally for sale in the near term, and are reported at fair value with unrealized gains or losses included in earnings. The Corporation did not hold an securities as available for sale or for trading at any time during the first quarter of 1997.

Income Taxes:  Income tax for the quarter ended March 31, 1997and 1996 is based
------------
upon the liability method, according to SFAS No. 109, "Accounting for Income Taxes." Certain income tax and expense items are reported in different time periods for tax purposes. Deferred or prepaid taxes are recorded in Other Assets in the balance sheet.

Earnings Per Share:  Earnings per share is computed by dividing net income by
------------------
the weighted average number of common shares outstanding and common equivalent shares with a dilutive effect. Common equivalent shares are shares which may be issuable to employees upon exercise of outstanding stock options. The average number of shares was 878,387 in the first quarter of 1997 and 858,742 in the first quarter of 1996.

FINANCIAL CONDITION

Average assets for the quarter ending March 31, 1997 increased to $164,000,000 from the $161,220,000 at the quarter ending December 31, 1996. The Bank continues to benefit from strong loan demand and a healthy loan portfolio.

Total loans averaged $122,000,000 during the first quarter of 1997. This is a $2,697,000 or 2.3% increase over the quarter ending December 31, 1996 balance of $119,303,000. Commercial loans contributed $1,652,000 of the growth. Loans to consumers contributed an additional $1,015,000 of the growth while mortgage loan balances remained stable. Interest rates and a strong local economy should allow for continued demand for business related loans over the next several quarters. Reduced dealer reserves will adversely affect the growth rate in consumer loans. Average balances were as follows:

                                          3/31/97       12/31/96
                                       -------------  -------------
Mortgage                                $ 28,836,000   $ 28,806,000
Commercial and commercial real estate     71,628,000     69,976,000
Consumer and other                        21,536,000     20,521,000
                                       -------------  -------------
         Total average loans            $122,000,000   $119,303,000
                                       =============  =============

Total securities averaged $26,697,000 during the quarter ending March 31, 1997.
This is   $1,876,000 less than the quarter ending December 31, 1996.  We anticipate increasing the balance in Treasury securities to accommodate requests for repurchase agreements and for future short term liquidity needs.


Average deposits for the quarter ending March 31, 1997 totaled $130,478,000. The balances remained stable compared to the quarter ending December 31, 1996. There was, however, a shift in deposits categories from savings to interest-bearing demand deposits.

                                3/31/97       12/31/96
                             -------------  -------------
Non-interest bearing demand   $ 14,752,000   $ 14,766,000
Interest-bearing demand         37,795,000     35,277,000
Savings                         21,720,000     22,863,000
Time                            56,211,000     56,526,000
                             -------------  -------------
      Total deposits          $130,478,000   $129,431,000
                             =============  =============

The Bank continues to use Federal Home Loan Bank (FHLB) advances to fund loan growth. Average advances outstanding remained unchanged at $10,000,000 during the quarter ending March 31, 1997, the Bank has the ability to access an additional $5,000,000 in borrowings from the FHLB in Indianapolis. Depending on the interest rate environment, type of assets to be funded, and availability of liquidity through other sources, the Bank may increase FHLB borrowings in the future.

LIQUIDITY AND RATE SENSITIVITY
Loan growth continues to outpace deposit growth.   The loan to deposit ratio
based on ending balances increased to 96.2% at March 31, 1997 from 92.0% at December 31, 1996.

Maturities of securities have been used to partially fund loan growth. The Bank has previously elected to classify all securities as held to maturity. Accordingly these securities are not available to fund short term liquidity needs except as they mature. During 1997, $11,780,000 of securities will mature. We anticipate that a percentage of securities purchased to replace maturities will be classified as held-for-sale. The available for sale securities will be used to assist the Bank in managing liquidity. As previously discussed, the Bank has available an additional $5,000,000 in FHLB advances to fund loan growth.

Fed funds sold averaged $6,566,000 during the quarter compared to $4,510,000 during the fourth quarter of 1996. The goal of the Bank is to maintain fed funds sold at least equal to 2% of total assets. The percentage of fed funds sold to total assets at March 31, 1997 was 4%.

ASSET QUALITY

The allowance for loan losses was 1.54% of total loans at March 31, 1997 compared to 1.49% at December 31, 1996. Net charge-offs totaled $3,494 for the quarter ending March 31, 1997. The Bank expects that these ratios will continue to be below historical levels, however, we anticipate that net charge-offs will increase over the next several quarters as the portfolio of new consumer loans seasons.


CAPITAL RESOURCES
Total shareholder's equity at March 31, 1997 was $15,901,000. On April 19,1997 the board of director's approved a $.33 dividend per share payable to shareholders of record as of June 13, 1997 on July 1, 1997. The Corporation's capital ratios continue to exceed regulatory guidelines for the classification of well capitalized. A summary of the Corporation's capital ratios follows:

                                  March 31, 1997  December 31, 1996  Well Capitalized
                                  --------------  -----------------  ----------------
Total capital to risk weighted
assets                                13.5%             14.3%              8.0%
                                      =====             =====             =====
Tier 1 capital to risk weighted
assets                                12.2%             13.0%              4.0%
                                      =====             =====             =====
Tier 1 capital to average assets       8.7%              9.4%              4.0%
                                      =====             =====             =====

RESULTS OF OPERATIONS
Net income for the quarter ended March 31, 1997 was $418,000, an increase of $41,000 over the same period in 1996. The Corporation achieved this increase though improved net interest income and non-interest income and maintaining stable non-interest expense. The increase in net income was adversely affected by a $10,000 increase in the provision for loan losses and a $48,000 increase in Federal income tax expenses.

The improved net income produced a return on average shareholders' equity of
10.88% compared to 10.22% for the quarter ending March 31, 1996.   The increase
in net income combined with higher average assets improved the return on average assets to 1.03% for the quarter ending March 31, 1997 compared to .99% for the quarter ending March 31, 1996.

Net Interest Income
-------------------
The following table illustrates the effect that changes in rates and volumes of earning assets and interest-bearing liabilities had on net interest income for the three months ending March 31, 1997 and 1996.


                                   Quarter Ending March 31,
                                     1997           1996
                                 -------------  -------------
Interest Income(tax equivalent)  $  3,277,000   $  3,088,000
Interest Expense                    1,386,000      1,289,000
                                 ------------   ------------
Net Interest Income              $  1,891,000   $  1,799,000
                                 ============   ============
Average Volume
Interest-earning Assets          $155,262,000   $144,756,000
Interest-bearing Liabilities      132,369,000    123,293,000
                                 ------------   ------------
Net differential                 $ 22,893,000   $ 21,463,000
                                 ============   ============
Average Yields/Rates
Yield on Earning Assets                  8.56%          8.58%
Rate Paid on Liabilities                 4.25%          4.20%
                                 ------------   ------------
Interest Spread                          4.31%          4.38%
                                 ============   ============
Net Interest Margin                      4.94%          5.00%
                                 ============   ============

The change in net interest income is attributable to the following:

                                Volume       Rate     Inc/(Dec)
                              ----------  ----------  ---------
Interest Earning Assets       $1,013,000  $(823,000)   $190,000
Interest Bearing Liabilities     520,000   (422,000)     98,000
                              ----------  ---------   ---------
Net Interest Income           $  493,000  $(401,000)   $ 92,000
                              ==========  =========   =========

The increase in net interest income is primarily due to an increase in earning assets and interest bearing liabilities. A decrease in net interest margin from 5.00% to 4.94% partially offset the effect of the net increase in interest earning assets.

Non-interest Income
-------------------
Non-interest income was $184,000 at March 31, 1997. This represents a $7,000 or 3.7% increase over the same period in 1996.

The major changes that affected this increase were an increase in per item NSF fees resulting in an $8,000 increase in NSF fee income, offset by reduced DDA service charge income related to the Bank's introduction of check imaging. Prior to check imaging, the Bank assessed a service charge to customers that did not participate in check truncation. The Bank now provides all customers with images of checks and deposits without charge. Other income remained flat at $110,000.

Non-interest Expense
--------------------
Non-interest expense increased $4,000 to $1,379,000 for the quarter ending March 31, 1997, as compared to the quarter ended March 31, 1996. Salary and employee benefits were $35,000 lower than the same period in 1996 primarily as the result of reduced staffing levels at the Bank's two supermarket branches. The $9,000 decline in occupancy expense was primarily the result of reduced depreciation, and lower than anticipated repairs and maintenance costs. Furniture and equipment costs increased $40,000 primarily as a result of the Bank's continued investment in technology and the associated costs of repairing and maintaining this equipment. As a result of flat overhead expenses and an increase in average assets, the Corporation's ratio of non-interest expense to average assets for the quarter ending March 31, 1997 improved to 3.41% from 3.61% for the quarter ending March 31, 1996.

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION

PART II.        OTHER INFORMATION

Item 6:   Exhibits and Reports on Form 8-K

         (a)    Exhibit 27 - FINANCIAL DATA SCHEDULE

                  Attached

         (b)    Reports on Form 8-K

                  None

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  Commercial National Financial Corporation
                                                 (Registrant)


Date:     May  13, 1996
     -----------------------

                                  Patrick G. Duffy
                                     Vice President and CFO





                                  Marlyn E. Artecki
                                     Vice President & Cashier

                                                                SEQUENTIALLY
EXHIBIT                                                           NUMBERED
NUMBER                          DESCRIPTION                         PAGE
-------                         -----------                     -------------

27              Financial Data Schedule