Form 10-Q
period 1997-06-30
COMMERCIAL NATIONAL FINANCIAL CORP /MI
filed 1997-08-13
CIK 828535

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q

           X  Quarterly Report Pursuant to Section 13 or 15(d) of the
          ---         Securities and Exchange Act of 1934

                For the quarterly period ended June 30, 1997, or

              Transition Report Pursuant to Section 13 or 15(d) of the
          ---           Securities Exchange Act of 1934

              For the Transition Period from          to
                                             --------    ---------

                          Commission File No. 0-17000


                   COMMERCIAL NATIONAL FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)


           Michigan                                        38-2799780
    (State of Incorporation)                   (IRS Employer Identification No.)


101 North Pine River Street, Ithaca, Michigan                 48847
(address of principal executive offices)                    (ZIP Code)


      Registrant's telephone number, including area code:  (517) 875-4144

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X                                      NO
    ---                                        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                   Outstanding at August 1, 1997
       --------------                             -----------------------------
       Common Stock                                          894,472
      $1.00 Par Value


================================================================================

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION

                                    INDEX



 PART I                            FINANCIAL INFORMATION

 Item 1.          Financial Statements
                  Consolidated Balance Sheets as of June 30, 1997 and December 31, 1996                  (Page 3)

                  Consolidated Statements of Income for the three months and six months ended June       (Page 4)
                  30, 1997 and 1996

                  Consolidated Statements of Cash Flows for the six months ended June 30, 1997 and       (Page 5)
                  1996

                  Notes to Consolidated Financial Statements                                             (Page 6)

 Item 2.          Management's Discussion and Analysis of Financial Condition and Results of             (Page 7-10)
                  Operations

 SIGNATURES                                                                                              (Page 12)

 PART II                                            OTHER INFORMATION

 Item 6.          Exhibits and Reports on Form 8-K
                  a)       Exhibit 27-Selected financial data
                  b)       Reports on Form 8-K


PART I.    FINANCIAL INFORMATION

Item 1: Financial Statements

                   COMMERCIAL NATIONAL FINANCIAL CORPORTION
                         Consolidated Balance Sheets


                                                                           June 30,1997                 December 31,1996
                                                                           ------------                 ----------------
                                                                            (unaudited)

ASSETS
Cash and due from banks                                                  $  5,686,026                    $  6,550,844
Federal funds sold                                                          2,200,000                       6,600,000
                                                                         ------------                    ------------
                                                                            7,886,026                      13,150,844

Securities available for sale  (Carried at fair value)                      1,991,302                             -
Securities held to maturity  (estimated market value
   of $22,998,000 and $25,484,000)                                         22,889,619                      25,531,759
Federal Home Loan Bank stock, at cost                                       1,262,400                       1,262,000

Loans
  Commercial and agricultural                                              74,299,441                      72,012,139
  Real estate                                                              30,057,903                      28,886,794
  Consumer and other                                                       21,446,324                      21,426,391
                                                                         ------------                    ------------
        Total loans                                                       125,803,668                     122,325,324
Allowance for loan losses                                                  (1,946,153)                     (1,824,080)
        Net loans                                                        ------------                    ------------
                                                                          123,857,515                     120,501,244

Property and equipment, net                                                 3,461,513                       4,047,374
Other assets                                                                2,158,084                       1,697,128
Total assets                                                             ------------                    ------------
                                                                         $163,506,459                    $166,190,349
                                                                         ============                    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
Deposits
   Non interest bearing demand                                           $ 14,004,456                    $ 17,110,034
   Interest bearing demand                                                 36,042,151                      36,009,919
   Savings                                                                 21,695,735                      21,379,089
   Time                                                                    54,559,945                      58,517,780
                                                                         ------------                    ------------
        Total deposits                                                    126,302,287                     133,016,822

Securities sold under agreements to repurchase                              8,986,877                       5,602,246
Demand notes issued to U.S. Treasury                                        1,102,339                         941,968
Federal Home Loan Bank borrowings                                          10,000,000                      10,000,000
Other liabilities                                                           1,321,446                       1,133,650
                                                                         ------------                    ------------
        Total liabilities                                                 147,712,949                     150,694,686
                                                                         ------------                    ------------

Shareholders' equity
Common stock, par value $1.00, authorized
   1,750,000, issued 890,268 and 872,982 shares                               890,268                         872,982
Additional paid-in capital                                                 13,495,782                      13,123,259
Unrealized (loss) on securities available for sale, net of tax effect          (2,264)                           -
Retained earnings                                                           1,409,724                       1,499,422
                                                                         ------------                    ------------
        Total shareholders' equity                                         15,793,510                      15,495,663
                                                                         ------------                    ------------
Tolal liabilities and shareholders' equity                               $163,506,459                    $166,190,349
                                                                         ============                    ============


See accompanying notes to consolidated financial statements

                  COMMERCIAL NATIONAL FINANCIAL CORPORATION
                      Consolidated Statements of Income
                                 (Unaudited)



                                                                       Three Months                         Six Months
                                                                      Ended June 30,                       Ended June 30,
                                                                   1997            1996                 1997            1996
INTEREST INCOME
Interest and fees on loans                                      $2,787,185      $2,513,481           $5,504,129      $4,978,673
Interest on securities
     Taxable                                                       162,355         269,833              330,205         534,232
     Tax exempt                                                    186,403         165,811              375,156         355,703
Interest on Federal funds sold                                      72,219          40,610              154,313         102,065
FHLB stock dividends                                                21,344           8,700               49,131          17,766
                                                                ----------      ----------           ----------      ----------
      Total interest income                                      3,229,506       2,998,435            6,412,934       5,988,439

INTEREST EXPENSE
Interest on deposits                                             1,145,206       1,147,860            2,303,042       2,325,705
Interest on repurchase agreements
   and other short term borrowings                                  99,809          92,248              185,934         187,490
Interest on FHLB borrowing                                         149,997          38,144              292,120          54,492
                                                                ----------      ----------           ----------      ----------
     Total interest expense                                      1,395,012       1,278,252            2,781,096       2,567,687
                                                                ----------      ----------           ----------      ----------

NET INTEREST INCOME                                              1,834,494       1,720,183            3,631,838       3,420,752
Provision for loan losses                                          155,000          60,000              215,000         110,000
                                                                ----------      ----------           ----------      ----------
Net income after provision for loan losses                       1,679,494       1,660,183            3,416,838       3,310,752
                                                                ----------      ----------           ----------      ----------

OTHER INCOME
Service charges on deposit accounts                                115,921          77,617              189,306         144,862
Other                                                              121,209          99,765              231,622         209,739
                                                                ----------      ----------           ----------      ----------
     Total other income                                            237,130         177,382              420,928         354,601

OTHER EXPENSES
Personnel expense                                                  679,534         744,002            1,369,685       1,468,745
Occupancy expense                                                   67,024          76,770              136,161         154,687
Furniture and equipment expense                                    181,974         148,474              351,425         278,135
Branch closing costs                                               546,614             -                546,614             -
Other operating expenses                                           450,157         500,448              899,913         942,499
                                                                ----------      ----------           ----------      ----------
     Total other expenses                                        1,925,303       1,469,694            3,303,798       2,844,066

Income before Federal income taxes                                  (8,679)        367,871              533,968         821,287
Federal income tax expense                                         (58,903)         59,806               65,474         136,144
                                                                ----------      ----------           ----------      ----------
Net income                                                      $   50,224      $  308,065           $  468,494      $  685,143
                                                                ==========      ==========           ==========      ==========
Net income per common share                                     $     0.06      $     0.35           $     0.53      $     0.79
                                                                ==========      ==========           ==========      ==========
Dividends per common share                                      $     0.33      $     0.29           $     0.63      $     0.55
                                                                ==========      ==========           ==========      ==========



         See accompanying notes to consolidated financial statements

                  COMMERCIAL NATIONAL FINANCIAL CORPORATION
                    Consolidated Statements of Cash flows
                                 (Unaudited)

                                                                                                 Six Months
                                                                                                Ended June 30,
CASH FLOW FROM OPERATING ACTIVITIES                                                           1997          1996
                                                                                              ----          ----
        Net income                                                                          $468,494      $685,143
        Adjustments to reconcile net income to
                   net cash from operating activities:
                Provision for loan losses                                                    215,000       110,000
                Depreciation and amortization                                                244,523       202,631
                Write-off of assets associated with branch closing                           486,614
                Net amortization and accretion on investment securities                       29,306        55,396
                Amortization of goodwill and premium
                   associated with acquisitions                                               28,296        28,296
                Gain on sale of mortgage loans                                               (43,259)          -
                Proceeds from mortgage loan sales                                          3,241,652           -
                Mortgage loans originated for sale                                        (3,213,393)
                Increase/(decrease) in other assets                                         (464,890)      112,068
                Increase in other liabilities                                                187,796       265,222
                                                                                         -----------     ---------
                Net cash from operating activities                                         1,180,139     1,458,756
                                                                                         -----------     ---------

CASH FLOW FROM INVESTING ACTIVITIES
        Purchase of securities
                Held to maturity                                                          (2,497,978)   (5,182,214)
                Available for sale                                                        (1,994,375)
        Proceeds from maturities of securities
                Held to maturity                                                           5,110,055     5,130,000
                Available for sale                                                               -
        Net increase in loans                                                             (3,579,467)   (3,906,501)
        Property and equipment expenditures                                                 (145,276)     (838,963)
                                                                                         -----------     ---------
                Net cash from  investing activities                                       (3,107,041)   (4,797,678)
                                                                                         -----------     ---------

CASH FLOW FROM FINANCING ACTIVITIES
        Net decrease in deposits                                                          (6,714,535)   (6,555,305)
        Net increase in short-term borrowings                                              3,545,002     1,996,030
        Proceeds FHLB borrowings                                                           2,000,000     5,000,000
        Maturities of FHLB borrowings                                                     (2,000,000)          -
        Proceeds from issuance of common stock                                               389,809       239,025
        Dividends paid and fractional shares                                                (558,192)     (468,753)
                                                                                         -----------     ---------
                Net cash from  financing activities                                       (3,337,916)      210,997
                                                                                         -----------     ---------
NET CHANGE  IN CASH
        AND CASH EQUIVALENTS                                                              (5,264,818)   (3,127,925)

Cash and cash equivalents,
        at beginning of year                                                              13,150,844     8,575,357
                                                                                         -----------     ---------
Cash and cash equivalents,
        at end of period                                                                  $7,886,026    $5,447,432
                                                                                         ===========    ==========
CASH PAID DURING THE PERIOD FOR:
           Interest                                                                       $2,941,638    $2,554,118
           Federal  Income taxes                                                          $   52,216    $  127,288


See accompanying notes to consolidated financial statements

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION

             Notes to Consolidated Financial Statements(Unaudited)

Note 1-Summary of Significant Accounting Policies

Basic Presentation
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with Rule 10-01 of regulation S-X and the instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial condition of Commercial National Financial Corporation as of June 30, 1997 and December 31, 1996, and the results of its operations for the three months and six months ending June 30, 1997 and June 30, 1996. The results for the three months ended June 30, 1997 are not necessarily indicative of the results expected for the full year.

Principals of Consolidation
The accompanying consolidated financial statements include the accounts of Commercial National Financial Corporation (CNFC) and its wholly owned subsidiary, Commercial Bank (Bank). All material intercompany accounts and transactions have been eliminated in consolidation.

Investment in Debt and Equity Securities
Securities are classified into held to maturity, available for sale and trading categories. Held to maturity securities are those which the Corporation has the positive intent and ability to hold to maturity. These securities are reported at amortized cost. Available for sale securities are those which the Corporation may decide to sell if needed for liquidity, asset-liability management, tax planning or other reasons. Available for sale securities are reported at fair value, with unrealized gains or losses included as a separate component of equity net of tax. Trading securities are bought principally for sale in the near term, and are reported at fair value with unrealized gains or losses included in earnings. The Corporation did not classify securities for trading at any time during 1997 or 1996.

Income Taxes
Income tax for the three and six months ended June, 1997 and 1996 are based upon the liability method, according to SFAS No. 109, "Accounting for Income Taxes." Certain income tax and expense items are reported in different time periods for tax purposes. Deferred or prepaid taxes are recorded in Other Assets in the balance sheet.

Earnings Per Share
Earnings per share is computed by dividing net income by the weighted average number of common shares outstanding and common equivalent shares with a dilutive effect. Common equivalent shares are shares which may be issuable to employees upon exercise of outstanding stock options. The average number of shares during the first six months of 1997 and 1996 were 883,438 and 861,784. The average number of shares outstanding during the quarters ending June 30, 1997 and June 30, 1996 were 888,733 and 864,719 respectively.

   ITEM 2:     MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

FINANCIAL CONDITION
Average assets for the quarter ending June 30, 1997 increased to $163,635,000 from the $161,220,000 at the quarter ending December 31, 1996. The Bank continues to benefit from strong loan demand and a healthy loan portfolio. Identifying appropriate funding sources continues to be a primary challenge facing management.

Total loans averaged $123,348,000 during the quarter ending June 30, 1997.
This is a $4,045,000 or 3.4% increase over the quarter ending December 31, 1996 balance of $119,303,000. Business loans contributed $2,739,000 of the growth. Loans to consumers contributed an additional $956,000 of the growth while mortgage loan balances remained flat. We anticipate continued healthy demand for business related loans over the next several quarters. During the first quarter of 1997, management reduced the emphasis on the indirect automobile market. Management accomplished this by reducing the reserve paid to dealers. This change has adversely affect the growth rate in consumer loans.

                                                           Average Loan Balances
                                                            Three Months Ending
                                           June 30, 1997      March 31, 1997       December 31,
                                                                                       1996
 Mortgage                                    $  29,156,000     $  28,836,000         $ 28,806,000
 Commercial and commercial real estate          72,715,000        71,628,000           69,976,000
 Consumer and other                             21,477,000        21,536,000           20,521,000
                                             -------------     -------------         ------------
           Total average loans               $ 123,348,000     $ 122,000,000         $119,303,000
                                             =============     =============         ============

Total investment securities averaged $26,221,000 during the quarter ending June 30, 1997. This is $2,352,000 less than the quarter ending December 31, 1996. We anticipate increasing the balance in securities to accommodate requests for repurchase agreements and for future short term liquidity needs. During the quarter ending June 30, 1997, management began classifying securities purchased as available for sale. Management will continue to classify the majority of future security purchases as available for sale.

Average deposits for the quarter ending June 30, 1997 totaled $128,788,000. The balances dropped slightly compared to the quarter ending December 31, 1996. This drop is partially due to seasonal cash requirements of agricultural deposit customers. Generally, farmers are required to make payments to supplies during the second quarter. The drop in deposits also reflects increased competition for deposits in our market place.


                                                 Average Deposit Balances
                                                    Three Months Ending
                                   June 30, 1997    March 31, 1997     December 31, 1996
 Non-interest bearing demand        $ 14,525,000      $ 14,752,000          $ 14,766,000
 Interest-bearing demand              38,417,000        37,795,000            35,277,000
 Savings                              21,885,000        21,720,000            22,863,000
 Time                                 53,961,000        56,211,000            56,526,000
                                    ------------      ------------          ------------
          Total deposits            $128,788,000      $130,478,000          $129,432,000
                                    ============      ============          ============


Average Federal Home Loan Bank (FHLB) advances outstanding remained unchanged at $10,000,000 compared to average advances outstanding during the quarter ending December 31, 1996. As of June 30, 1997, the Bank has the ability to access an additional $5,000,000 in borrowings from the FHLB in

Indianapolis. Depending on the interest rate environment, type of assets to be funded, and availability of liquidity through other sources, the Bank may increase FHLB borrowings in the future.

LIQUIDITY AND RATE SENSITIVITY
Loan growth continues to outpace deposit growth.   The loan to deposit ratio
based on ending balances increased to 99.60% at June 30, 1997 from 91.96% at December 31, 1996.

Maturities of investment securities have been used to partially fund loan growth. However, the Bank's portfolio of Treasuries and Agencies are needed to pledge for repurchase agreements and other collateral requirements. The Bank is investigating other funding sources including additional FHLB advances. As previously discussed, the Bank has available an additional $5,000,000 in FHLB advances to fund loan growth.

The Bank has previously elected to classify all securities as held to maturity. Accordingly these securities are not available to fund short term liquidity needs except as they mature. During the remaining six months of 1997, $4,462,000 of investments will mature. Management anticipates classifying all securities purchased to replace maturities as available-for-sale.

Federal funds sold averaged $5,275,000 during the quarter compared to $4,510,000 during the fourth quarter of 1996. The goal of the Bank is to maintain Federal funds sold at least equal to 2% of total assets. The percentage of total Federal funds sold to total assets at June 30, 1997 was 1.3%.

ASSET QUALITY AND THE ALLOWANCE FOR LOAN LOSS
The allowance for loan losses was 1.55% of total loans at June 30, 1997 compared to 1.49% at December 31, 1996. Total non-performing loans were $162,000 or .13% of total loans. Loan quality remains at very acceptable levels compared to long term historical trends.

Net charge-offs totaled $90,000 for the quarter ending June 30, 1997. The Bank elected to charge off $102,000 primarily related to indirect auto paper. As previously mentioned, the Bank has significantly reduced it's participation in the indirect paper market. To maintain the allowance at 1.55% of total loans, the Bank elected to increase the quarterly provision to $155,000.

In future periods, the management will establish a reserve balance commensurate with the performance of the loan portfolio, general market conditions and other relevant factors. We anticipate that the provision needed to fund the reserve will be significantly lower than the amount recorded in the second quarter.


CAPITAL RESOURCES
Total shareholder's equity at June 30, 1997 was $15,794,000. CNFC's capital ratios continue to exceed regulatory guidelines for well capitalized by a wide margin. A summary of CNFC's capital ratios follows:

                             June 30, 1997     March 31, 1997    December 31, 1996     Well Capitalized
 Total capital to risk           14.4%             13.5%               14.3%                 8.0%
 weighted assets
 Tier 1 capital to risk          13.2%             12.2%               13.0%                 4.0%
 weighted assets
 Tier 1 capital to                9.5%              8.7%                9.4%                 4.0%
 average assets


RESULTS OF OPERATIONS
Net income for the quarter ended June 30, 1997 was $50,000, a decrease of $258,000 over the same period in 1996. Several non-recurring charges negatively impacted quarterly results. First, management elected to close two supermarket branches. These branches had not demonstrated the ability to achieve acceptable loan and deposit growth. Closing these branches will allow management to reduce overhead costs to more acceptable levels compared to industry standards. The charge to close these branches totaled $547,000. Second, management elected to increase the quarterly provision for loan losses to $115,000.
Third, expenses related to the severance arrangements for several members of management also negatively impacted earnings.


Without the effect of these one time charges, net income would have been $522,000 for the three months ending June 30, 1997. This represents a $214,000 or 69.5% increase compared to $308,000 for the three months ending June 30, 1996. Earnings for the six months ending June 30, 1997 and 1996 would have been $940,000. This would have represented a 37.2% or $255,000 increase over the $685,000 earned in the six months ending June 30, 1996.

Return on average shareholders' equity for the three months ended June 30, 1997 and 1996 were 1.24% and 8.25%. For the six months ending June 30, 1997 and 1996, return on average shareholders' equity was 5.90% and 9.26% respectively. Without the one time charges, return on average equity for the three and six months ended June 30, 1997 would have been 12.91% and 11.84% respectively.

Return on average assets was also negatively impacted by the one time charges. Return on average assets for the three months ending June 30, 1997 and 1996 was
 .12% and .81% respectively. For the six months ending June 30, 1997 and 1996, return on average assets was .58% and .89%. Without the effect of the one time charges discussed above, return on average assets for the three and six months ended June 30, 1997 would have been 1.28% and 1.16%, respectively.

Net Interest Income
The following table illustrates the effect that changes in rates and volumes of earning assets and interest-bearing liabilities had on net interest income for the three months ending June 30, 1997 and 1996 and the six months ending June 30, 1997 and 1996.


                                     Three Months Ending June 30,       Six Months Ending June 30,
                                        1997             1996             1997             1996
 Interest Income(tax equivalent)       $3,353,000        $3,123,000      $6,649,000       $6,253,000
 Interest Expense                       1,395,000         1,278,000       2,781,000        2,568,000
                                       ----------        ----------      ----------       ----------
 Net Interest Income                   $1,958,000        $1,845,000      $3,868,000       $3,685,000
                                       ==========        ==========      ==========       ==========

 Average Volume
 Interest-earning Assets             $154,777,000      $145,915,000    $155,053,000     $145,345,000
 Interest-bearing Liabilities         131,520,000       123,492,000     131,942,000      123,768,000
                                     ------------      ------------    ------------     ------------
 Net differential                    $ 23,257,000      $ 22,423,000    $23,111,000      $ 21,577,000
                                     ============      ============    ============     ============


 Average Yields/Rates
 Yield on Earning Assets                8.69%            8.61%            8.65%           8.65%
 Rate Paid on Liabilities               4.25%            4.16%            4.25%           4.17%
                                        -----            -----            -----           -----

 Interest Spread                        4.44%            4.45%            4.40%           4.48%
                                        =====            =====            =====           =====

 Net Interest Margin                    5.07%            5.08%            5.03%           5.10%
                                        =====            =====            =====           =====

The change in net interest income is attributable to the following:

                        Three Months Ending June 30, 1997        Six Months Ending June 30, 1997
                        Volume        Rate       Inc/(Dec)      Volume         Rate       Inc/(Dec)
 Interest Earning       $903,000    $(673,000)     $230,000     $973,000     $(577,000)     $396,000
 Assets
 Interest Bearing        432,000     (315,000)      117,000      467,000      (254,000)      213,000
 Liabilities            --------    ---------      --------     --------     ---------      --------

Net Interest            $471,000    $(358,000)     $113,000     $506,000     $(323,000)     $183,000
 Income                 ========    =========      ========     ========     =========      ========

The increase in net interest income is primarily due to an increase in earning assets and interest bearing liabilities. Net interest margin for the three months ending June 30, 1997 decreased slightly to 5.07% compared to 5.08% for the three months ending June 30, 1996.

Non-interest Income
Non-interest income for the three months ending June 30, 1997 was $237,000. This represents a $60,000 or 33.9% increase over the same period in 1996. Non-interest income for the six months ending June 30, 1997 was $421,000 compared to $355,000 for the same period in 1996. This represents a $66,000 or 18.6% increase.

The major changes that contributed to this increase were: an increase in NSF charges introduced at end of the first quarter of 1997, introduction of new service charge fees assessed against low balance, high volume corporate deposit customers, improved pricing on mortgage loans sold on the secondary market, and an ATM surcharge assessed against non-customers using Bank owned ATMs. Offsetting these increases was a reduction in demand account service charges related to the Bank's introduction of check imaging in the second quarter of 1996. Check imaging was offered without charge to customers previously assessed fees for not participating in check truncation.

Non-interest Expense
Non-interest expense for the three months ending June 30, 1997 totaled $1,925,000. This represents a $455,000 increase over the same period in 1996. Without the effect of the charge to close the two supermarket branches and the effect of severance related expenses, non-interest expense would have been $1,286,000. This represents a $184,000 or 12.5% reduction compared to the same period in 1996.

Salary and benefit expense for the three months ending June 30, 1997 totaled $680,000 compared to $744,000. This reduction of $64,000 occurred despite expenses associated with severance packages. For the six months ending June 30, 1997 and 1996 salary and benefit expense totaled $1,370,000 and $1,469,000. This represents a $99,000 reduction in salary and benefit expense. Salary and benefit expense were impacted primarily by three events: reduced supermarket branch staffing in anticipation of the branch closings, costs associated with severance packages, and a general reduction in staff levels in other departments. Management is emphasizing the control of overhead costs. This is reflected in our total full time equivalents. Full time equivalents (FTE's) at June 30, 1997 totaled 77 compared to 90 FTE's at June 30, 1996 and 95 FTE's at December 31,1996.

Equipment expense continues to increase as the Bank maintains the investment in computers, imaging technology and local area networks made during 1995 and 1996. Equipment costs for the three months ending June 30, 1997 increased $34,000 to $182,000 or 23.0%. For the six months ending June 30, 1997 and 1996, equipment expense totaled $351,000 and $278,000 respectively. This represents a $73,000 or 26.3% increase.

In general, all other overhead expenses were lower as management continues to
emphasize overhead management.   CNFC's ratio of non-interest expense to average
assets for the quarter ending June 30, 1997 increased to 4.72% from 3.80% for the quarter ending June 30, 1996. The ratio of non-interest expense to average assets for the six months ending June 30, 1997 also increased to 4.07% from 3.77%. Without the effect of the adjustments, the ratio of non-interest expense to average assets for the three and six months ending June 30, 1997 would have been 3.15% and 3.28% respectively.

                        COMMERCIAL FINANCIAL CORPORATION

 Item 6 (b)                              Reports on Form 8-K

A Form 8-K was filed July 25, 1997, the form acknowledges the Board of Directors acceptance of the resignation from the Board of Directors of CNFC and of Commercial Bank of Mr. Milligan. Mr. Milligan also served as Chief Executive Officer and President of CNFC and Commercial Bank.

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Commercial National Financial Corporation
                                                     (Registrant)
 Date: August 13, 1997

                                    /s/ Jeffrey S. Barker
                                    ---------------------
                                    Jeffrey S. Barker
                                    Acting President and Chief Executive Officer


                                    /s/ Patrick G. Duffy
                                    --------------------
                                    Patrick G. Duffy
                                    Vice President and Chief Financial Officer

                                EXHIBIT INDEX



EXHIBIT NO.                     DESCRIPTION
-----------                     -----------

    27                          Finanical Data Schedule