Form 10-Q
period 1997-09-30
COMMERCIAL NATIONAL FINANCIAL CORP /MI
filed 1997-11-14
CIK 828535

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q

           X  Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities and Exchange Act of 1934

             For the quarterly period ended September 30, 1997, or

          __  Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

              For the Transition Period from ________ to _________

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

YES _____X______ NO ______________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



     Class                                      Outstanding at October 28, 1997
     -----                                      -------------------------------
 Common Stock                                                 907,366
$1.00 Par Value

                    COMMERCIAL NATION FINANCIAL CORPORATION

                                     INDEX


PART I                                FINANCIAL INFORMATION
------                                ---------------------
Item 1.     Financial Statements

            Consolidated Balance Sheets as of September 30, 1997 and December 31, 1996  (Page 3)

            Consolidated Statements of Income for the three months and nine months      (Page 4)
            ended September 30, 1997 and 1996

            Consolidated Statements of Cash Flows for the nine months ended September   (Page 5)
            30, 1997 and 1996

            Notes to Consolidated Financial Statements                                  (Page 6)

Item 2.     Management's Discussion and Analysis of Financial Condition and Results     (Page 7-11)
            of Operations

PART II                                 OTHER INFORMATION
-------                                 -----------------
Item 6.     Exhibits and Reports on Form 8-K
            a) Exhibit 27-Financial Data Schedule                                       Exhibit 27
            b) Reports on Form 8-K                                                      (Page 12)

SIGNATURES                                                                              (Page 13)


PART I.    FINANCIAL INFORMATION

Item 1: Financial Statements

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION
                          Consolidated Balance Sheets

                                                                                 September 30,1997    December 31,1996
                                                                                    (Unaudited)
ASSETS
Cash and due from banks                                                          $  4,295,667         $  6,550,844
Federal funds sold                                                                    750,000            6,600,000
                                                                                 ------------         ------------
                                                                                    5,045,667           13,150,844

Securities available for sale                                                       2,998,893                    -
Securities held to maturity  (estimated fair market value
   of $21,390,000 and $25,684,000)                                                 21,275,956           25,531,759
Federal Home Loan Bank stock, at cost                                               1,391,300            1,262,000

Loans
  Commercial and agricultural                                                      78,145,722           72,012,139
  Real estate                                                                      29,786,720           28,886,794
  Consumer and other                                                               20,442,904           21,426,391
                                                                                 ------------         ------------
        Total loans                                                               128,375,346          122,325,324
Allowance for loan losses                                                          (1,992,392)          (1,824,080)
                                                                                 ------------         ------------
        Net loans                                                                 126,382,954          120,501,244

Property and equipment, net                                                         3,353,697            4,047,374
Other assets                                                                        1,744,875            1,697,128
                                                                                 ------------         ------------
Total assets                                                                     $162,193,342         $166,190,349
                                                                                 ============         ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
Deposits
   Non interest bearing demand                                                   $ 13,865,206         $ 17,110,034
   Interest bearing demand                                                         37,665,743           36,009,919
   Savings                                                                         21,689,173           21,379,089
   Time                                                                            53,273,996           58,517,780
                                                                                 ------------         ------------
        Total deposits                                                            126,494,118          133,016,822

Securities sold under agreements to repurchase                                      3,673,515            5,602,246
Demand notes issued to U.S. Treasury                                                1,291,955              941,968
Federal Home Loan Bank borrowings                                                  13,000,000           10,000,000
Other liabilities                                                                   1,180,097            1,133,650
                                                                                 ------------         ------------
        Total liabilities                                                         145,639,685          150,694,686
                                                                                 ------------         ------------

Shareholders' equity
Common stock, par value $1.00, authorized
   1,750,000, issued 904,089 and 872,982 shares                                       904,089              872,982
Additional paid-in capital                                                         13,821,754           13,123,259
Unrealized (loss) on securities available for sale, net of tax effect                   1,612                    -
Retained earnings                                                                   1,826,202            1,499,422
                                                                                 ------------         ------------
        Total shareholders' equity                                                 16,553,657           15,495,663
                                                                                 ------------         ------------
Total liabilities and shareholders' equity                                       $162,193,342         $166,190,349
                                                                                 ============         ============

          See accompanying notes to consolidated financial statements

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION
                       Consolidated Statements of Income
                                  (Unaudited)

                                                                 Three Months                      Nine Months
                                                              Ended September 30,               Ended September 30,
                                                             1997             1996            1997           1996
                                                             ----             ----            ----           ----
INTEREST INCOME
Interest and fees on loans                                $2,876,543       $2,646,730     $8,380,672     $7,625,403
Interest on securities
     Taxable                                                 167,470          228,672        497,675        762,905
     Tax exempt                                              178,212          187,137        553,368        542,840
Interest on Federal funds sold                                26,670           10,832        180,983        112,897
FHLB stock dividends                                          27,913           15,153         77,044         32,919
                                                          ----------       ----------     ----------     ----------
      Total interest income                                3,276,808        3,088,524      9,689,742      9,076,964

INTEREST EXPENSE
Interest on deposits                                       1,156,891        1,151,733      3,459,933      3,477,438
Interest on repurchase agreements
   and other short term borrowings                            79,994           79,420        265,928        266,910
Interest on FHLB borrowing                                   186,070           81,488        478,190        135,980
                                                          ----------       ----------     ----------     ----------
     Total interest expense                                1,422,955        1,312,641      4,204,051      3,880,328
                                                          ----------       ----------     ----------     ----------
NET INTEREST INCOME                                        1,853,853        1,775,883      5,485,691      5,196,636
Provision for loan losses                                     90,000           60,000        305,000        170,000
                                                          ----------       ----------     ----------     ----------
Net income after provision for loan losses                 1,763,853        1,715,883      5,180,691      5,026,636
                                                          ----------       ----------     ----------     ----------
OTHER INCOME
Service charges on deposit accounts                          125,127           74,442        314,433        219,304
Other                                                        230,959           93,594        462,581        303,333
                                                          ----------       ----------     ----------     ----------
     Total other income                                      356,086          168,036        777,014        522,637
OTHER EXPENSES
Personnel expense                                            604,440          743,920      1,974,125      2,212,665
Occupancy expense                                             65,366           57,698        201,527        212,385
Furniture and equipment expense                              160,932          153,540        512,357        431,675
Branch closing costs                                               -                -        546,614              -
Other operating expenses                                     440,774          524,503      1,340,687      1,467,002
                                                          ----------       ----------     ----------     ----------
     Total other expenses                                  1,271,512        1,479,661      4,575,310      4,323,727

Income before Federal income taxes                           848,427          404,258      1,382,395      1,225,546
Federal income tax expense                                   226,195           64,296        291,669        200,440
                                                          ----------       ----------     ----------     ----------
Net income                                                $  622,232       $  339,962     $1,090,726     $1,025,106
                                                          ==========       ==========     ==========     ==========

Earnings per share                                        $     0.69       $     0.39     $     1.23     $     1.19
                                                          ==========       ==========     ==========     ==========
Dividends per share                                       $     0.33       $     0.28     $     0.96     $     0.83
                                                          ==========       ==========     ==========     ==========


                                       4
          See accompanying notes to consolidated financial statements

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                    Nine Months
                                                                                Ended September 30,
CASH FLOW FROM OPERATING ACTIVITIES                                          1997              1996
                                                                             ----              ----
  Net income                                                                $1,090,726          $1,025,105
  Adjustments to reconcile net income to
      net cash from operating activities:
   Provision for loan losses                                                   305,000             170,000
   Depreciation and amortization                                               356,498             316,491
   Write-off of assets associated with branch closing                          486,612
   Net amortization and accretion on investment securities                      41,374              85,192
   Amortization of goodwill and premium
      associated with acquisitions                                              42,334              29,205
   Gain on sale of mortgage loans                                              (86,221)                  -
   Proceeds from mortgage loan sales                                         6,431,114                   -
   Mortgage loans originated for sale                                       (6,367,393)
   Increase/(decrease) in other assets                                         (56,226)             69,327
   Increase in other liabilities                                                46,447             347,965
                                                                            ----------          ----------
   Net cash from operating activities                                        2,290,265           2,043,285
                                                                            ----------          ----------
CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of securities
   Held to maturity                                                         (2,626,478)         (7,359,293)
   Available for sale                                                       (2,994,844)                  -
  Proceeds from maturities of securities
   Held to maturity                                                          6,710,000           8,030,000
   Available for sale                                                                -                   -
  Net increase in loans                                                     (6,198,895)         (8,117,752)
  Property and equipment expenditures                                         (149,433)         (1,069,471)
                                                                            ----------          ----------
   Net cash from investing activities                                       (5,259,650)         (8,516,516)
                                                                            ----------          ----------
CASH FLOW FROM FINANCING ACTIVITIES
  Net decrease in deposits                                                  (6,522,704)         (5,396,843)
  Net increase in short-term borrowings                                     (1,578,744)           (712,049)
  Proceeds from FHLB borrowings                                              7,000,000          12,000,000
  Repayment of FHLB borrowings                                              (4,000,000)         (2,000,000)
  Proceeds from issuance of common stock                                       729,602             324,053
  Dividends paid and fractional shares                                        (763,946)           (717,126)
                                                                            ----------          ----------
   Net cash from financing activities                                       (5,135,792)          3,498,035
                                                                            ----------          ----------
NET CHANGE  IN CASH
  AND CASH EQUIVALENTS                                                      (8,105,177)         (2,975,196)

Cash and cash equivalents,
  at beginning of year                                                      13,150,844           8,575,357
                                                                            ----------          ----------
Cash and cash equivalents,
  at end of period                                                          $5,045,667          $5,600,161
                                                                            ==========          ==========
CASH PAID DURING THE PERIOD FOR:
     Interest                                                               $4,361,307          $3,963,710
     Federal  Income taxes                                                  $  283,251          $  140,880

                                       5
          See accompanying notes to consolidated financial statements

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION

             Notes to Consolidated Financial Statements (Unaudited)

Note 1-Summary of Significant Accounting Policies

Basic Presentation
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with Rule 10-01 of regulation S-X and the instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial condition of Commercial National Financial Corporation as of September 30, 1997 and December 31, 1996, and the results of its operations for the three months and nine months ending September 30, 1997 and September 30, 1996. The results for the three months ended September 30, 1997 are not necessarily indicative of the results expected for the full year.

Principals of Consolidation
The accompanying consolidated financial statements include the accounts of Commercial National Financial Corporation (CNFC) and its wholly owned subsidiary, Commercial Bank (Bank). All material intercompany accounts and transactions have been eliminated in consolidation.

Investment in Debt and Equity Securities
Securities are classified into held to maturity, available for sale and trading categories. Held to maturity securities are those which CNFC has the positive intent and ability to hold to maturity. These securities are reported at amortized cost. Available for sale securities are those which CNFC may decide to sell if needed for liquidity, asset-liability management, tax planning or other reasons. Available for sale securities are reported at fair value, with unrealized gains or losses included as a separate component of equity net of tax. Trading securities are bought principally for sale in the near term, and are reported at fair value with unrealized gains or losses included in earnings. CNFC did not classify securities for trading at any time during 1997 or 1996.

Income Taxes
Income tax for the three and nine months ended September 30, 1997 and 1996 is based upon the liability method, according to SFAS No. 109, "Accounting for Income Taxes." Certain income tax and expense items are reported in different time periods for tax purposes. Deferred or prepaid taxes are recorded in Other Assets in the balance sheet.

Earnings Per Share
Earnings per share is computed by dividing net income by the weighted average number of common shares outstanding and common equivalent shares with a dilutive effect. Common equivalent shares are shares which may be issuable to employees upon exercise of outstanding stock options. The average number of shares outstanding during the first nine months of 1997 and 1996 were 887,967 and 864,397. The average number of shares outstanding during the quarters ending September 30, 1997 and September 30, 1996 were 896,877 and 869,567respectively.

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
Average assets for the quarter ending September 30, 1997 increased to $162,320,000 from the $161,220,000 at the quarter ending December 31, 1996. Total loans averaged $126,588,000 during the quarter ending September 30, 1997. This is a $7,285,000 or 6.1% increase over the quarter ending December 31,
1996 balance of $119,303,000. Strong demand for commercial loans accounted for $6,251,000 of the growth. We anticipate a continued demand for business related
loans over the next several quarters due to a strong economy.   Mortgages
increased a modest $755,000 since December 31, 1996, however, the outstanding balances do not reflect the increased volume of fixed rate mortgage loans sold in the secondary market. The demand for consumer loans remained relatively flat. This can be attributed to management's decreased emphasis on the indirect automobile market. In the first quarter of 1997, management reduced the reserve paid to dealers which significantly reduced the volume of indirect automobile loans funded by the Bank.



                                   Average Loan Balances
                                   Three Months Ending
                            September 30,   June 30, 1997  March 31, 1997    December 31,
                                1997                                             1996
Mortgage                     $29,561,000    $29,156,000     $28,836,000        $28,806,000
Commercial and                76,227,000     72,715,000      71,628,000         69,976,000
agricultural
Consumer and other            20,800,000     21,477,000      21,536,000         20,521,000
                            ------------   ------------    ------------       ------------
  Total average loans       $126,588,000   $123,348,000    $122,000,000       $119,303,000
                            ============   ============    ============       ============

Total investment securities averaged $26,244,000 during the quarter ending
September 30, 1997, which is   $2,375,000 less than the quarter ending December
31, 1996. We anticipate purchasing more investment securities to accommodate requests for repurchase agreements and for future short term liquidity needs. However, the purchase of these investments is contingent on our ability to purchase securities with reasonable yields, and our ability to fund the purchases. During the quarter ending June 30, 1997, management began classifying investment securities purchased as available for sale. Management will continue to classify the majority of future purchases as available for sale. As of September 30, 1997 $2,999,000 or 12.4% of the investment portfolio, excluding FHLB stock, is currently classified as available for sale.

Average deposits for the quarter ending September 30, 1997 totaled $127,217,000. The balances dropped $2,215,000 or 1.7% compared to balances for the quarter ending December 31, 1996. This drop is partially due to seasonal cash requirements of agricultural deposit customers. Also, this decrease reflects the increased competition for retail deposits in our marketplace.


                                    Average Deposit Balances
                                       Three Months Ending
                                   September 30,  June 30, 1997  March 31, 1997    December 31,
                                        1997                                           1996
Non-interest bearing demand         $14,474,000    $14,525,000     $14,752,000      $14,766,000
Interest-bearing demand              36,733,000     38,417,000      37,795,000       35,277,000
Savings                              21,782,000     21,885,000      21,720,000       22,863,000
Time                                 54,228,000     53,961,000      56,211,000       56,526,000
                                   ------------   ------------    ------------     ------------
      Total deposits               $127,217,000   $128,788,000    $130,478,000     $129,432,000
                                   ============   ============    =============    ============

The Bank borrowed an additional $3,000,000 from the Federal Home Loan Bank
(FHLB) of Indianapolis during the third quarter to meet increased loan demand. At September 30, 1997, the Bank has the ability to access an additional $2,000,000 from the FHLB. Management views the FHLB as a reasonably priced alternative to aggressively bidding on retail deposits. We are in the process of increasing our borrowing limits with FHLB.

LIQUIDITY AND RATE SENSITIVITY
Management defines liquidity as the ability to fund appropriate levels of credit worthy loans, meet the immediate cash withdrawal requirements of depositors, and maintain access to sufficient resources to meet unexpected contingencies at a reasonable cost and or with minimum losses. Management is confident that the combination of available FHLB advances, available advances with correspondent banks, the available for sale investment portfolio, and our ability to sell mortgage loans and the government guaranteed portion of commercial loans provides adequate short and medium term sources of liquidity.

While modest loan growth continues, the Bank's deposit base has slightly
eroded.   The loan to deposit ratio based on ending balances increased to
101.5% at September 30, 1997 from 92.0% at December 31, 1996. However, as discussed above, management is not concerned about this ratio as long as alternative sources of liquidity are available.

Maturities of investment securities have been used to partially fund loan growth. However, the Bank's portfolio of Treasuries and Agencies are needed to pledge for repurchase agreements and other collateral requirements. The Bank is investigating other funding sources including additional borrowings from the FHLB. As previously discussed, the Bank has an additional $2,000,000 available from the FHLB.

The Bank had previously elected to classify all securities as held to maturity. Accordingly these securities are not available to fund short term liquidity needs except as they mature. During the remaining three months of 1997, $2,850,000 of investments will mature. Management anticipates classifying all future investment securities purchased as available for sale.


ASSET QUALITY AND THE ALLOWANCE FOR LOAN LOSS
The allowance for loan losses was 1.55% of total loans at September 30, 1997 compared to 1.49% at December 31, 1996. Total non-performing loans were $65,000 or 0.05% of total loans. Loan quality continues to remains at very acceptable levels compared to long term historical trends.

Net charge-offs totaled $137,000 for the quarter ending September 30, 1997. A significant portion of this is attributable to non-performing indirect auto loans. As previously mentioned, the Bank has reduced its participation in the indirect paper market. To maintain the allowance at 1.55% of total loans, the Bank expensed a provision of $90,000 to the allowance during the third quarter. Management continues to systematically evaluate the adequacy of the allowance such that the balance is commensurate with the performance of the loan portfolio, general market conditions and other relevant factors.


CAPITAL RESOURCES
Total shareholder's equity at September 30, 1997 was $16,554,000. CNFC's capital ratios continue to exceed regulatory guidelines for a "well capitalized" institution by a wide margin. A summary of CNFC's capital ratios follows:


                       September 30,      June 30, 1997  March 31, 1997  December 31, 1996      Well
                           1997                                                             Capitalized
Total capital to
risk weighted
assets                      14.8%             14.4%          13.5%             14.3%              8.0%
                            ====              ====           ====              ====               ===
Tier 1 capital to
risk weighted
assets                      13.6%             13.2%          12.2%             13.0%              4.0%
                            ====              ====           ====              ====               ===
Tier 1 capital to
average assets              10.2%              9.5%           8.7%              9.4%              4.0%
                            ====              ====           ====              ====               ===

RESULTS OF OPERATIONS
Net income for the quarter ended September 30, 1997 was $622,000, an increase of $282,000 or 83.0% over the same period in 1996. This is largely attributable to reduced overhead created by the closing of supermarket branches and the related reduction in staff in the second quarter of 1997. Net income for the nine months ended September 30, 1997 was $1,090,726, an increase of $66,000 or 6.0% over the same period in 1996.

Return on average shareholders' equity for the three months ended September 30, 1997 and 1996 was 15.14% and 9.06%. For the nine months ending September 30, 1997 and 1996, return on average shareholders' equity was 9.05% and 9.18% respectively.

Return on average assets for the three months ending September 30, 1997 and 1996 was 1.52% and 0.88% respectively. For the nine months ending September 30, 1997 and 1996, return on average assets was 0.89% and 0.89%.

Net Interest Income
The following table illustrates the effect that changes in rates and volumes of interest-earning assets and interest-bearing liabilities had on net interest income for the three months ending September 30, 1997 and 1996 and the nine months ending September 30, 1997 and 1996.




                                    Three Months Ending         Nine Months Ending
                                       September 30,               September 30,
                                    1997          1996          1997          1996
Interest Income(tax equivalent)  $  3,387,000  $  3,218,000  $ 10,032,000  $   9,462,000
Interest Expense                    1,423,000     1,313,000     4,204,000      3,880,000
                                 ------------  ------------  ------------  -------------
Net Interest Income              $  1,964,000  $  1,905,000  $  5,828,000  $   5,582,000
                                 ============  ============  ============  =============
Average Volume
Interest-earning Assets          $154,742,000  $145,911,000  $154,849,000  $ 145,535,000
Interest-bearing Liabilities      130,440,000   125,605,000   131,436,000    124,252,000
                                 ------------  ------------  ------------  -------------
Net differential                 $ 24,302,000  $ 20,306,000  $ 23,413,000  $  21,283,000
                                 ============  ============  ============  =============
Average Yields/Rates
Yield on Earning Assets             8.69%         8.77%         8.66%          8.68%
Rate Paid on Liabilities            4.32%         4.16%         4.28%          4.17%
                                    ----          ----          ----           ----
Interest Spread                     4.37%         4.61%         4.38%          4.51%
                                    ====          ====          ====           ====
Net Interest Margin                 5.03%         5.19%         5.03%          5.12%
                                    ====          ====          ====           ====

The change in net interest income is attributable to the following:


                     Three Months Ending September 30,  Nine Months Ending September 30,
                                   1997                            1997
                       Volume      Rate     Inc/(Dec)   Volume      Rate     Inc/(Dec)
Interest Earning
Assets                $790,000  $(621,000)   $169,000  $930,000  $(360,000)   $570,000
Interest Bearing
Liabilities            321,000   (211,000)    110,000   435,000   (111,000)    324,000
                      --------  ---------    --------  --------  ---------    --------
Net Interest Income   $469,000  $(410,000)   $ 59,000  $495,000  $(249,000)   $246,000
                      ========  =========    ========  ========  =========    ========

The increase in net interest income is primarily due to an increase in earning assets and interest bearing liabilities. Net interest margin for the three months ending September 30, 1997 decreased slightly to 5.03% compared to

5.19% for the three months ending September 30, 1996, primarily due to the increased usage of borrowed funds from the FHLB.

Non-interest Income
Non-interest income for the three months ending September 30, 1997 was $356,000. This represents a $188,000 or 112% increase over the same period in 1996. Non-interest income for the nine months ending September 30, 1997 was $777,000 compared to $523,000 for the same period in 1996. This represents a $254,000 or 48.6% increase.

The major components of this significant increase were: an increase in NSF charges introduced at end of the first quarter of 1997, introduction of new service charges assessed against low balance, high volume corporate deposit customers, increased volume and improved pricing of mortgage loans sold to the secondary market, and an ATM surcharge assessed against non-customers using Bank owned ATMs.

In the third quarter of 1997, the Bank introduced a factoring program, and sold the guaranteed portion of commercial loans guaranteed by the Small Business Administration (SBA). Management intends to develop both of these programs
into consistent sources of income.   Both of these programs positively
contributed to the September 30, 1997 non-interest income.

The initial sales of the guaranteed portion of commercial loans were completed to create an alternative source of liquidity, and also provide additional fee income in the form of gains on sale of the loan and the related servicing fee income. The factoring program, allows certain commercial customers to increase cash flow, while reducing the risk of loss to the loan portfolio.

Offsetting these increases was a reduction in demand deposit account service charges related to the Bank's introduction of check imaging in 1996. Check imaging was offered without charge to customers previously assessed fees for not participating in check truncation.

Non-interest Expense
Non-interest expense for the three months ending September 30, 1997 totaled $1,271,000. This represents a $208,000 or 14.1% decrease over the same period in 1996. For the nine months ending September 30, 1997, non-interest expense totaled $4,575,000, a decrease of $251,000 or 5.8% compared to the same period in 1996.

Salary and benefit expense for the three months ending September 30, 1997 totaled $604,000 compared to $744,000 for a reduction of $140,000 or 18.8%.
For the nine months ending September 30, 1997 and 1996 salary and benefit expense totaled $1,974,000 and $2,213,000 for a reduction of $239,000 or 10.8%. This savings was created largely by two events: closure of two supermarket branches in the second quarter and the related reduction in full time equivalents, and a general reduction in full time equivalents in other departments, offset by costs associated with severance packages. Management continues to focus on the optimal use of our employees and associated control of overhead costs. We have reduced full time equivalents (FTE's), from 95 FTE's at December 31,1996 to 72 FTE's at September 30, 1997.

Equipment expense slightly increased due to the Bank's commitment to maintain its investment in computers, software, imaging technology and local area networks purchased prior to 1997. Some of this cost is partially offset by the savings realized from the closure of two supermarket branches. Equipment expense for the three months ending September 30, 1997 increased $7,000 to $161,000 or 4.6%. For the nine months ending September 30, 1997 and 1996, equipment expense totaled $512,000 and $432,000 respectively, representing a $80,000 or 18.5% increase.

In general, all other overhead expenses were lower due to management's continued emphasis on controlling overhead. Non-interest expense for the period ending September 30, 1996 included the FDIC's one-time assessment of $77,000 to capitalize the Savings Association Insurance Fund. CNFC's ratio of non-interest expense to average assets for the quarter ending September 30, 1997 decreased to 3.13% from 3.83% for the quarter ending September 30, 1996. The ratio of non-interest expense to average assets for the nine months ending September 30, 1997 remained the same as the nine months ending September 30, 1996 at 3.74%. Without the effect of the one-time charges incurred in the second quarter, CNFC's ratio of non-interest expense to average assets for the nine months ending September 30, 1997 would have been 3.22%.

                        COMMERCIAL FINANCIAL CORPORATION

Item 6 (b)                              Reports on Form 8-K


A Form 8-K was filed July 25, 1997, which acknowledges the Board of Directors acceptance of the resignation from the Board of Directors of CNFC and of Commercial Bank of Mr. Milligan. Mr. Milligan also served as Chief Executive Officer and President of CNFC and Commercial Bank.

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                Commercial National Financial Corporation
                                                (Registrant)
Date: October 14,1997


                                /s/  Jeffrey S. Barker
                                Jeffrey S. Barker
                                Acting President and Chief Executive Officer


                                /s/  Patrick G. Duffy
                                Patrick G. Duffy
                                Vice President and Chief Financial Officer

                                Exhibit Index


Exhibit
Number                                  Description
------                                  -----------

 27                     Financial Data Schedule