Form 10-K405
period 1997-12-31
COMMERCIAL NATIONAL FINANCIAL CORP /MI
filed 1998-03-30
CIK 828535

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


[X]  Annual Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the fiscal year ended December 31, 1997
                                       OR

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the transition period from __________ to __________


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

           Aggregate market value as of March 13, 1998:  $24,695,061

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Common Stock outstanding as of March 13, 1998:  959,396 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's annual report to security holders for the year ended December 31, 1997, are incorporated by reference in Part II and Part IV.

Portions of the registrant's proxy statement for its April 28, 1998, annual shareholders meeting are incorporated by reference in Part III.

================================================================================

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

     The principal source of revenue for the Corporation and its subsidiary is interest and fees on loans. On a consolidated basis, interest and fees on loans accounted for 79.69% of the Corporation's total revenues in 1997, 79.82% in 1996 and 78.05% in 1995. Interest on investment securities accounted for 9.85% of the Corporation's total revenues in 1997, 13.03% in 1996 and 13.95% in 1995.

     At December 31, 1997, the Bank had no significant concentrations of loans to any group of borrowers engaged in similar activities that would be impacted by economic or other conditions.

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

ITEM 2. PROPERTIES.

     The Bank currently conducts business from seven banking offices. The executive offices of the Corporation are located at 101 North Pine River Street, Ithaca, Michigan. The main office of the Bank is located at 301 North State Street, Alma, Michigan. The main office property of the Bank is leased for a term expiring on December 31, 2013. The branches of the Bank are located in Alma, Greenville, Middleton, Pompeii, and St. Louis, Michigan.

     The Bank owns the property for five of the branch office locations. One branch office is leased pursuant to a lease that expires August 1, 1998, subject to 3 renewals of 10 years each. The Corporation considers all of its facilities to be well maintained and in generally good operating condition and suitable for the purposes for which they are intended.

     The Bank previously operated two supermarket branches located in Ashcraft Supermarkets in Alma and Midland, Michigan. The Alma supermarket branch was leased pursuant to a five year lease beginning June 1, 1995 with two five year renewals. The Midland supermarket branch was leased pursuant to a five year lease beginning January 1, 1996 with two five year renewals. During 1997, the
Bank elected to close both supermarket branches.    The termination of the
leases with Ashcraft involved a lease termination payment deemed by the Bank to be reasonable compared to normal market practice.

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS.

     The information under the captions "Common Stock Information" and "Dividend Information" of the registrant's annual report to shareholders for the year ended December 31, 1997, is here incorporated by reference to Exhibit 13.

ITEM 6. SELECTED FINANCIAL DATA.

     The information under the caption "Selected Financial Data" of the registrant's annual report to shareholders for the year ended December 31, 1997, is here incorporated by reference to Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information under the heading "Management's Review and Analysis" of the registrant's annual report to shareholders for the year ended December 31, 1997, is here incorporated by reference to Exhibit 13.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information under the heading "Quantitative and Qualitative Disclosures About Market Risk" of the registrant's annual report to shareholders for the year ended December 31, 1997, is here incorporated by reference to Exhibit 13.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements, notes and independent auditors' report of the registrant's annual report to shareholders for the year ended December 31, 1997, are here incorporated by reference to Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information set forth under the caption "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the registrant's definitive Proxy Statement for its April 28, 1998, annual meeting of shareholders is here incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     The information set forth under the captions "Compensation of Executive Officers" and "Compensation of Directors" in the registrant's definitive Proxy Statement for its April 28, 1998, annual meeting of shareholders is here incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information set forth under the caption "Voting Securities" in the registrant's definitive Proxy Statement for its April 28, 1998, annual meeting of shareholders is here incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information set forth under the caption "Certain Relationships" in the registrant's definitive Proxy Statement for its April 28, 1998, annual meeting of shareholders is here incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

       (a)(1)   Financial Statements.

                The following financial statements, notes to financial statements, and independent auditors' reports of the Corporation and its subsidiary are filed as part of this report:

                Independent Auditors' Reports
                Consolidated Balance Sheets - December 31, 1997 and 1996 Consolidated Statements of Income for each of the three years ended December 31, 1997
                Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 1997
                Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1997
                Notes to Consolidated Financial Statements

                The financial statements, notes to financial statements, and independent auditors' reports for the years ended December 31, 1997 and 1996, listed above are incorporated by reference in Item 8 of this report from the corresponding portions of the registrant's annual report to shareholders for the year ended December 31, 1997. With the exception of the portions of the registrant's annual report to shareholders for the year ended December 31, 1997 specifically incorporated herein by reference, such report shall not be deemed filed as part of this annual report on Form 10-K.

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

          10(g)         Branch Lease for Alma Supermarket Branch.
                        Previously filed as an exhibit to the registrant's Form 10-K for the year ended December 31, 1995. Here incorporated by reference.

          10(h)         Branch Lease for Midland Supermarket Branch.
                        Previously filed as an exhibit to the registrant's Form 10-K for the year ended December 31, 1995. Here incorporated by reference.

          13            Incorporated portions from 1997 Annual Report to
                        Shareholders.

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

          (b)  Reports on Form 8-K.

               On November 18, 1997 Commercial National Financial Corporation filed form 8-k for item 5 indicating that the board of directors of Commercial National Financial Corporation had appointed Mr. Jeffrey S. Barker as President and Chief Executive Officer of CNFC and Commercial Bank.

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

                                COMMERCIAL NATIONAL FINANCIAL CORPORATION
                                (registrant)

March 25, 1998                  By:  /s/ Jeffrey S. Barker
                                   ------------------------------------
                                Jeffrey S. Barker
                                President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 25, 1998                  /s/ Jeffrey S. Barker
                                ---------------------------------------------
                                Jeffrey S. Barker
                                Director, President and Chief Executive Officer
                                (Principal Executive Officer)

March 25, 1998                  /s/ Richard F. Abbott
                                ---------------------------------------------
                                Richard F. Abbott
                                Director

March 25, 1998                  /s/ Jefferson P. Arnold
                                ---------------------------------------------
                        Jefferson P. Arnold
                                Director

March 25, 1998                  /s/ Don J. Dewey
                                ---------------------------------------------
                        Don J. Dewey
                                Director

March 25, 1998                  /s/ David A. Ferguson
                                ---------------------------------------------
                        David A. Ferguson
                                Director

March 25, 1998                  /s/ Kenneth R. Luneack
                                ---------------------------------------------
                        Kenneth R. Luneack
                                Director

March 25, 1998                  /s/ Kim C. Newson
                                ---------------------------------------------
                        Kim C. Newson
                                Director

March 25, 1998                  /s/ Howard D. Poindexter
                                ---------------------------------------------
                        Howard D. Poindexter
                                Director

March 25, 1998                  /s/ Scott E. Sheldon
                                ---------------------------------------------
                        Scott E. Sheldon
                                Director

March 25, 1998                  /s/ Russell M. Simmet
                                ---------------------------------------------
                        Russell M. Simmet
                                Director

March 25, 1998                  /s/ Joseph B. Simon
                                ---------------------------------------------
                        Joseph B. Simon
                                Director

March 25, 1998                  /s/ Patrick G. Duffy
                                ---------------------------------------------
                        Patrick G. Duffy
                                (Principal Financial and Accounting Officer)

\                               INDEX TO EXHIBITS


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

10(g)   Branch Lease for Alma Supermarket Branch.  Previously filed as an exhibit                               *
        to the registrant's Form 10-K for the year ended December 31, 1995.  Here incorporated by reference.

10(h)   Branch Lease for Midland Supermarket Branch.  Previously filed as an                                    *
        exhibit to the registrant's Form 10-K for the year ended December 31, 1995.
        Here incorporated by reference.

13      Incorporated Portions from 1997 Annual Report to Shareholders.                                          12

21      Subsidiary of Registrant.  Previously filed as an exhibit to the registrant's Form                      *
        S-4 filed January 22, 1988.  Here incorporated by reference.

23      Consents of Independent Certified Public Accountants.                                                   13

27      Financial Data Schedule.                                                                                14


----------------------
*This exhibit is filed by incorporation by reference to a prior filing.