Form 10-Q
period 1998-03-31
COMMERCIAL NATIONAL FINANCIAL CORP /MI
filed 1998-05-14
CIK 828535

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

           X  Quarterly Report Pursuant to Section 13 or 15(d) of the
         ----     Securities and Exchange Act of 1934

                For the quarterly period ended March 31, 1998, or

              Transition Report Pursuant to Section 13 or 15(d) of the
         ----     Securities Exchange Act of 1934

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

                    YES     X                     NO
                         ------                      ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                              Outstanding at April 11, 1998
       -----                              -----------------------------
    Common Stock                                     963,848
   $1.00 Par Value

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

                                      INDEX

PART I                         FINANCIAL INFORMATION
                               ---------------------
Item 1.      Financial Statements

             Consolidated Balance Sheets as of March 31, 1998 and December 31, 1997                   (Page 3)

             Consolidated Statements of Income for the three months ended March 31, 1998 and March    (Page 4)
             31,1997

             Consolidated Statements of Shareholders' Equity for the periods ended March 31, 1998     (Page 5)
             and  December 31, 1997

             Consolidated Statements of Cash Flows for the three months ended March 31, 1998 and      (Page 6)
             March 31, 1997

             Notes to Consolidated Financial Statements                                               (Page 7-8)

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations    (Page 9-15)

PART II                             OTHER INFORMATION
                                    -----------------

Item 6.      Exhibits and Reports on Form 8-K
             a)  Exhibit 27-Financial Data Schedule                                                   (Page 18)
             b)  Reports on Form 8-K                                                                  (Page 16)

SIGNATURES                                                                                            (Page 17)

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                March 31, 1998 (Unaudited) and December 31, 1997

                                                                      March 31,       December 31,
                                                                       1998              1997
                                                                       ----              ----
                                                                   (Unaudited)
ASSETS
Cash and due from banks                                            $  6,682,095      $  5,576,724
Federal funds sold                                                    1,100,000         9,600,000
                                                                   ------------      ------------
   Total cash and cash equivalents                                    7,782,095        15,176,724
Securities available for sale                                        16,523,230         8,436,349
Securities held to maturity (fair value $16,857,000 -
  March 31, 1998; $20,847,000 - December 31, 1997)                   16,410,656        20,383,446
Federal Home Loan Bank stock, at cost                                 1,391,300         1,391,300
Loans receivable, net of allowance for loan losses
  $2,150,083 - March 31, 1998; $2,063,668 - December 31, 1997       125,453,518       122,457,789
Premises and equipment, net                                           3,051,099         3,188,743
Accrued interest receivable and other assets                          1,609,447         1,370,472
                                                                   ------------      ------------

   Total assets                                                    $172,221,345      $172,404,823
                                                                   ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Deposits
      Noninterest-bearing demand                                   $ 14,233,531      $ 17,102,386
      Interest-bearing demand                                        39,884,716        37,233,745
      Savings                                                        20,293,716        20,365,980
      Time                                                           59,709,697        59,244,780
                                                                   ------------      ------------
         Total deposits                                             134,121,660       133,946,891
   Securities sold under agreements to repurchase                     5,695,164         4,151,844
   U.S. Treasury demand notes                                           530,808         2,753,486
   Federal Home Loan Bank advances                                   13,000,000        13,000,000
   Accrued expenses and other liabilities                             1,577,041         1,669,460
                                                                   ------------      ------------
      Total liabilities                                             154,924,673       155,521,681

Shareholders' equity
   Common stock, $1 par value:  1,750,000 shares
    authorized; shares issued and outstanding
    March 31, 1998 - 959,394 and December 31,
    1997 - 954,322                                                      959,394           954,322
   Additional paid-in capital                                        15,416,362        15,277,539
   Retained earnings                                                    907,181           647,697
   Net unrealized gain on securities available
    for sale, net of tax                                                 13,735             3,584
                                                                   ------------      ------------
       Total shareholders' equity                                    17,296,672        16,883,142
                                                                   ------------      ------------

          Total liabilities and shareholders' equity               $172,221,345      $172,404,823
                                                                   ============      ============


          See accompanying notes to consolidated financial statements.
                                       3

                  COMMERCIAL NATIONAL FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
              Periods ended March 31, 1998 and 1997 (Unaudited)

                                                             For the three months
                                                               ended March 31,
                                                            1998           1997
                                                            ----           ----
Interest and dividend income
    Loans receivable, including fees                    $2,748,620      $2,716,944
    Taxable securities                                     253,745         171,212
    Nontaxable securities                                  175,358         188,753
    Federal funds sold                                     115,965          82,094
    Interest bearing deposits                                2,700            --
    Federal Home Loan Bank stock dividends                  27,445          24,425
                                                        ----------      ----------
       Total interest and dividend income                3,323,833       3,183,428

Interest expense
    Deposits                                             1,222,423       1,157,836
    Securities sold under agreements to repurchase          67,784          79,111
    Federal Home Loan Bank advances                        204,161         142,123
    Other                                                    5,806           7,014
                                                        ----------      ----------
       Total interest expense                            1,500,174       1,386,084

NET INTEREST INCOME                                      1,823,659       1,797,344

Provision for loan losses                                   90,000          60,000
                                                        ----------      ----------

NET INTEREST INCOME AFTER PROVISION FOR
 LOAN LOSSES                                             1,733,659       1,737,344

Noninterest income
  Service charges and fees                                 109,831          73,385
  Net gain on loan sales                                   101,051          18,132
  Other                                                    113,415          92,281
                                                        ----------      ----------
     Total noninterest income                              324,297         183,798

Noninterest expense
  Salaries and employee benefits                           633,266         690,151
  Occupancy and equipment                                  262,040         238,588
  FDIC insurance                                             5,457           5,153
  Printing, postage and supplies                            46,238          54,774
  Professional and outside services                         52,479          49,265
  Other                                                    256,493         340,564
                                                        ----------      ----------
     Total noninterest expense                           1,255,973       1,378,495
                                                        ----------      ----------

INCOME BEFORE INCOME TAX EXPENSE                           801,983         542,647

Income tax expense                                         197,116         124,377
                                                        ----------      ----------

NET INCOME                                              $  604,867      $  418,270
                                                        ==========      ==========

Per share information
  Basic earnings                                        $      .63      $      .45
  Diluted earnings                                      $      .63      $      .45
  Dividends declared                                    $      .36      $      .29

          See accompanying notes to consolidated financial statements.
                                       4

                  COMMERCIAL NATIONAL FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY
        Period ended March 31, 1998 (Unaudited) and December 31, 1997




                                                                                                    Accumulated
                                                            Additional                                Other            Total
                                               Common         Paid-in           Retained          Comprehensive     Shareholders'
                                                Stock         Capital           Earnings              Income           Equity
                                                -----         -------           --------            ----------         ------
BALANCE AT JANUARY 1, 1997                $    872,982      $ 13,123,259      $  1,499,422                 --      $ 15,495,663

Net income                                          --                --         1,692,110                 --         1,692,110

Other comprehensive income,
  net of tax:
    Net change in unrealized gain on
      securities available for sale                 --                --                --             $3,584             3,584

                                                                                                                   ------------
Comprehensive income                                --                --                --                            1,695,694
                                                                                                                   ------------
Cash dividends declared,
  $1.24 per share                                   --                --        (1,171,442)                --        (1,171,442)

Stock issued in payment of 5%
  stock dividend                                45,246         1,323,423        (1,372,393)                --            (3,724)

Stock issued under dividend
  reinvestment program                          14,839           375,900                --                 --           390,739

Stock issued under stock option
  plans                                         21,255           454,957                --                 --           476,212
                                          ------------      ------------      ------------       ------------      ------------

BALANCE AT DECEMBER 31, 1997                   954,322        15,277,539           647,697              3,584        16,883,142

Net income                                          --                --           604,867                 --           604,867

Other comprehensive income,
  net of tax:
    Net change in unrealized gain on
      securities available for sale                 --                --                --             10,151            10,151

                                                                                                                   ------------
Comprehensive income                                --                --                --                 --           615,018
                                                                                                                   ------------

Cash dividends declared,
  $0.36 per share                                   --                --          (345,383)                --          (345,383)

Stock issued under dividend
  reinvestment program                           4,106           116,810                --                 --           120,916

Stock issued under stock option
  plans                                            966            22,013                --                 --            22,979
                                          ------------      ------------      ------------       ------------      ------------
BALANCE AT MARCH 31, 1998                 $    959,394      $ 15,416,362      $    907,181       $     13,735      $ 17,296,672
                                          ============      ============      ============       ============      ============



          See accompanying notes to consolidated financial statements.
                                       5

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Periods ended March 31, 1998 and 1997 (Unaudited)

                                                            For the three months ended
                                                                    March 31,
                                                            1998                1997
                                                            ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                          $    604,867       $    418,270
   Adjustments to reconcile net income to net
    cash from operating activities
       Provision for loan losses                             90,000             60,000
       Net gains on loan sales                              (46,244)           (15,000)
       Originations of loans held for sale               (4,184,787)        (1,114,000)
       Proceeds from sales of loans held for sale         4,231,031          1,121,000
       Depreciation, amortization and accretion             129,465            162,000
       Deferred federal income taxes
       Net change in accrued interest receivable
        and other assets                                   (254,254)            (6,000)
       Net change in accrued expenses and
        other liabilities                                   (92,419)            74,000
                                                       ------------       ------------
           Net cash from operating activities               477,659            700,270

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of securities available for sale            (9,068,396)                --
   Proceeds from maturities of securities
    available for sale                                    3,000,000                 --
   Proceeds from maturities of
    securities held to maturity                           2,000,000          2,700,000
   Purchases of securities held to maturity                      --         (1,998,000)
   Net change in loans                                   (3,082,144)           359,000
   Purchases of premises and equipment, net                 (15,671)           (93,000)
                                                       ------------       ------------
      Net cash from investing activities                 (7,166,211)           968,000

CASH FLOWS FROM FINANCING ACTIVITIES
   Net change in deposits                                   174,769         (6,221,000)
   Net change in securities sold
    under agreements to repurchase                        1,543,320                 --
   Net change in U.S. Treasury demand notes              (2,222,678)           773,000
   Proceeds from Federal Home Loan Bank
    advances                                                     --          2,000,000
   Repayment of Federal Home Loan Bank
    advances                                                     --         (2,000,000)
   Dividends paid and fractional shares                    (345,383)          (264,000)
   Proceeds from sale of common stock                       143,895            251,000
                                                       ------------       ------------
      Net cash from financing activities                   (706,077)        (5,461,000)
                                                       ------------       ------------

Net change in cash and cash equivalents                  (7,394,629)        (3,792,730)

Cash and cash equivalents, at beginning of year          15,176,724         13,151,000
                                                       ------------       ------------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD            $  7,782,095       $  9,358,270
                                                       ============       ============
Cash paid during the period for
   Interest                                            $  1,512,871       $  1,562,000
   Federal income taxes                                          --                 --


          See accompanying notes to consolidated financial statements.
                                        6

             Notes to Consolidated Financial Statements (Unaudited)

Note 1-Summary of Significant Accounting Policies

Basic Presentation
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with Rule 10-01 of regulation S-X and the instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial condition of Commercial National Financial Corporation as of March 31, 1998 and December 31, 1997, and the results of its operations for the three months ending March 31, 1998 and March 31, 1997. The results for the three months ended March 31, 1998 are not necessarily indicative of the results expected for the full year.

Principals of Consolidation
The accompanying consolidated financial statements include the accounts of Commercial National Financial Corporation (CNFC) and its wholly owned subsidiary, Commercial Bank (Bank). All material intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates
To prepare financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses and fair values of securities and other financial instruments are particularly subject to change.

Cash Flow Reporting
Cash and cash equivalents include cash on hand, demand deposits with other financial institutions and federal funds sold. Cash flows are reported, net, for customer loan and deposit transactions, securities sold under agreements to repurchase with original maturities of 90 days or less and U.S. Treasury demand notes.

Securities
Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with net unrealized holding gains and losses reported separately in shareholders' equity, net of tax. Trading securities are bought principally for sale in the near term, and are reported at fair value with unrealized gains and losses included in earnings. Securities are written down to fair value when a decline in fair value is not temporary. CNFC did not classify securities for trading at any time during 1998 or 1997.

Gains and losses on sales are determined using the amortized cost of the specific security sold. Interest and dividend income, adjusted by amortization of purchase premiums and discounts, is included in earnings.

Income Taxes
Income tax expense is the sum of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

Earnings and Dividends Per Share
Basic and diluted earnings per common share are computed under a new accounting standard, SFAS No. 128, effective beginning with the quarter ended
December 31, 1997. All prior earnings per common share amounts have been restated to be comparable. Basic earnings per common share is based on net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share shows the dilutive effect of any additional potential common shares. Earnings and dividends per common share are restated for all stock splits and stock dividends. The average number of shares used to calculate basic earnings per share for the periods ending March 31, 1998 and March 31, 1997 were 958,801 and 922,306 respectively. The average number of shares used to calculate diluted earnings per share for the periods ending March 31, 1998 and March 31, 1997 were 963,002 and 926,507 respectively.

Stock Dividends
Dividends issued in stock are reported by transferring the market value of the stock issued from retained earnings to common stock and additional paid-in capital. Fractional shares are paid in cash for all stock dividends.

Comprehensive Income
Under a new accounting standard, comprehensive income is now reported for all periods. Comprehensive income includes both net income and other comprehensive income. Other comprehensive income includes the change in unrealized gains and losses on securities for sale, foreign currency translation adjustments, and additional minimum pension liability.

Reclassifications
Some items in the prior year financial statements have been reclassified to conform with the current year presentation.

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
Total assets for the quarter ending March 31, 1998 decreased slightly to $172,221,000 from the $172,405,000 at the quarter ending December 31, 1997. Total loans were $127,604,000 as of March 31, 1998. This is a $3,083,000 or 2.5%
increase from December 31, 1997 balance of $124,521,000. The increase was primarily a result of continued demand for business and home mortgage loans.

Investment securities totaled $32,934,000 at March 31, 1998, compared to $28,820,000 at December 31, 1997. Management is continuing to rebuild the Bank's investment portfolio which was used to fund loan growth the last two years. Approximately $2 million was added to the agency portfolio. A net $1,100,000 in municipal bonds was also added to the portfolio. All security purchases are classified as available for sale.

The primary source of funding for the growth in loans and investment securities was Federal funds sold. Federal funds sold decreased from $9,600,000 at December 31, 1997 to $1,100,000 at March 31, 1998. Deposits remained virtually unchanged during the period. Total deposits at March 31, 1998 were $134,122,00 compared to $133,947,000 at December 31, 1997. Federal Home Loan Bank (FHLB) advances remained unchanged at $13,000,000.

LIQUIDITY
Management defines liquidity as the ability to fund appropriate levels of credit worthy loans, meet the immediate cash withdrawal requirements of depositors, and maintain access to sufficient resources to meet unexpected contingencies at a reasonable cost and or with minimum losses.

While modest loan growth continues, the Bank's deposit base has not increased at the same rate. The loan to deposit ratio based on ending balances was 95.1% at March 31, 1998 compared to 93.0% at December 31, 1997. Management is confident that the combination of available FHLB advances, Federal funds lines of credit, the available for sale investment portfolio, and our ability to sell mortgage loans and the government guaranteed portion of commercial loans provides adequate short and medium term sources of liquidity. At a minimum the Bank has the following available to meet short term liquidity needs: $16,523,000 in securities available for sale, $3,000,000 in available FHLB advances and $6,000,000 in short term lines of credit with correspondent banks.

CNFC also needs cash to pay dividends to its shareholders. The primary source of cash is the dividends paid to CNFC by the Bank. Management believes that cash from operations is sufficient to supply the cash needed to continue paying a reasonable dividend.

ASSET QUALITY AND THE ALLOWANCE FOR LOAN LOSS
The allowance for loan losses was 1.68% of total loans at March 31, 1998 compared to 1.66% at December 31, 1997. Loans past due greater than 30 days totaled $215,000 or .2% of total loans. Loan quality remains at very acceptable levels compared to long term historical trends.

Net charge-offs totaled $4,000 for the quarter ending March 31, 1998 compared to $3,000 for the quarter ending March 31, 1997. During the quarter the Bank expensed a provision of $90,000 to the allowance compared to $60,000 during the same period in 1997. Management continues to systematically evaluate the adequacy of the allowance such that the balance is commensurate with the performance of the loan portfolio, general market conditions and other relevant factors.

CAPITAL RESOURCES
CNFC's capital ratios continue to exceed regulatory guidelines for a "well capitalized" institution. A summary of CNFC's capital ratios follows:


                                                                                             Minimum Required to be Well
                                                                                              Capitalized Under Prompt
                          March 31,         December 31,       March 31,       December 31,      Corrective Action
                            1998               1997             1997              1996               Regulations
                          ---------         ------------       ---------       ------------  ---------------------------

Total capital to risk       14.9%             14.7%             13.5%             14.3%             10.0%
weighted assets             ====              ====              ====              ====              ====

Tier 1 capital to           13.6%             13.5%             12.2%             13.0%              6.0%
risk weighted assets        ====              ====              ====              ====              ====

Tier 1 capital to            9.9%             10.3%              8.7%              9.4%              5.0%
average assets              ====              ====              ====              ====              ====

RESULTS OF OPERATIONS
Net income for the quarter ended March 31, 1998 was $605,000, an increase of $187,000 or 44.7% over the same period in 1997. This increase is attributable to three factors each of which is discussed in the following paragraphs: reduced overhead, increased fee income and stable net interest income. The increases were offset by a $30,000 increase in the allowance and additional income tax expense.

Return on average shareholders' equity for the three months ended March 31, 1998 and 1997 was 14.21% and 10.88% respectively. Return on average assets for the three months ending March 31, 1998 and 1997 was 1.41% and 1.03% respectively.

Net Interest Income
The following table illustrates the effect that changes in rates and volumes of interest-earning assets and interest-bearing liabilities had on net interest income for the three months ending March 31, 1998 and 1997.


                                             Three Months Ending March 31,

                                          1998                     1997
                                         ------                   ------

Interest Income(tax equivalent)         $  3,432,000             $  3,277,000
Interest Expense                           1,500,000                1,386,000
                                        ------------             ------------
Net Interest Income                     $  1,932,000             $  1,891,000
                                        ============             ============

Average Volume
Interest-earning Assets                 $166,274,000             $155,262,000
Interest-bearing Liabilities             139,712,000              132,369,000
                                        ------------             ------------
Net differential                        $ 26,562,000             $ 22,893,000
                                        ============             ============

Average Yields/Rates
Yield on Earning Assets                         8.37%                    8.56%
Rate Paid on Liabilities                        4.35%                    4.25%
                                               -----                     ----

Interest Spread                                 4.02%                    4.31%
                                               =====                    =====

Net Interest Margin                             4.71%                    4.94%
                                               =====                    =====



The change in net interest income is attributable to the following:


                       Three Months Ending March 31, 1998
                       Volume         Rate        Inc/(Dec)
                       ------         ----        ---------
Interest Earning
Assets                 $ 683,000      $(528,000)  $ 155,000
Interest Bearing
Liabilities              381,000       (267,000)    114,000
                       ---------      ---------   ---------
Net Interest
Income                 $ 302,000      $(261,000)  $  41,000
                       =========      =========   =========


The increase in net interest income is due to an increase in earning assets. Net interest margin for the three months ending March 31, 1998 decreased to 4.71% compared to 4.94% for the three months ending March 31, 1997. Several factors have lead to the decrease in margin: a drop in long term interest rates has resulted in a general trend to refinancing of home mortgage loans at lower rates, the drop in interest rates has also made it difficult to replace maturing investments and business loans with assets earning comparable yields. Market pressures have made it more difficult to reduce deposit rates quickly enough to offset the decrease in yield on earning assets.

Non-interest Income
Non-interest income for the three months ending March 31, 1998 was $324,000. This represents a $40,000 or 76.1% increase over the same period in 1997.

In the first quarter of 1998, the Bank benefited from a number of service charges and new products implemented after the first quarter of 1997. These included several new deposit service charges, improved pricing of mortgage loans sold to the secondary market compared to the first quarter of 1997, introduction of an ATM surcharge, and the introduction of a receivable factoring program.

The drop in interest rates during the first quarter of 1998 also resulted in a significant increase in mortgage loan refinances. A majority of the 15 and 30 year fixed rates loans were sold to the secondary market. This resulted in a significant increase in gains on mortgage loan sales.

Non-interest Expense
Non-interest expense for the three months ending March 31, 1998 totaled $1,256,000. This represents a $122,000 or 8.9% decrease over the same period in 1997. In general, overhead expenses were lower due to management's continued emphasis on controlling overhead. CNFC's ratio of non-interest expense to average assets for the quarter ending March 31, 1998 decreased to 2.98% from 3.41% for the quarter ending March 31, 1997.

Salary and benefit expense for the three months ending March 31, 1998 totaled $633,000 compared to $690,000 for a reduction of $57,000 or 8.3%. This savings was created largely by two events: closure of two supermarket branches in the second quarter of 1997 and the related reduction in full time equivalents, and a general reduction in full time equivalents. Management continues to focus on the optimal use of our employees and associated control of overhead costs.

Occupancy and equipment expense for the three months ending March 31, 1998 increased $23,000 or 6.8% compared to same period of 1997. Increased depreciation expense related to changes in the estimated useful life of various technology related assets is the primary cause for this increase.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commercial's primary market risk exposure is interest rate risk and, to a lesser extent, liquidity risk. All of the Corporation's transactions are denominated in U.S. dollars with no specific foreign exchange exposure. The Corporation has a limited exposure to commodity prices related to agricultural loans. Any impacts that changes in foreign exchange rate and commodity prices would have on interest rates are assumed to be insignificant.

Interest rate risk ("IRR") is the exposure of a banking organization's financial condition to adverse movements in interest rates. Accepting this risk can be an important source of profitability and stockholder value, however, excessive levels of IRR could pose a significant threat to the Corporation's earnings and capital base. Accordingly, effective risk management that maintains IRR at prudent levels is essential to the Corporation's safety and soundness.

Evaluating a financial institution's exposure to changes in interest rates includes assessing both the adequacy of the management process used to control IRR and the organization's quantitative level of exposure. When assessing the IRR management process, the Corporation seeks to ensure that appropriate policies, procedures, management information systems and internal controls are in place to maintain IRR at prudent levels with consistency and continuity. Evaluating the quantitative level of IRR exposure requires the Corporation to assess the existing and potential future effects of changes in interest rates on its consolidated financial condition, including capital adequacy, earnings, liquidity, and, where appropriate, asset quality.

The Federal Reserve Board, together with the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation, adopted a Joint Agency Policy Statement on IRR effective June 26, 1996. The policy statement provides guidance to examiners and bankers on sound practices for managing IRR, which will form the basis for ongoing evaluation of the adequacy of IRR management at supervised institutions. The policy statement also outlines fundamental elements of sound management that have been identified in prior Federal Reserve guidance and discusses the importance of these elements in the context of managing IRR . Specifically, the guidance emphasizes the need for active board of directors and senior management oversight and a comprehensive risk management process that effectively identifies, measures, and controls IRR.

Financial institutions derive their income primarily from the excess of interest collected over interest paid. The rates of interest an institution earns on its assets and owes on its liabilities generally are established contractually for a period of time. Since market interest rates change over time, an institution is exposed to lower profit margins (or losses) if it cannot adapt to interest rate changes. For example, assume that an institution's assets carry intermediate -or long term fixed rates and that those assets are funded with short-term liabilities. If market interest rates rise by the time the short-term liabilities must be refinanced, the increase in the institution's interest expense on its liabilities may not be sufficiently offset if assets continue to earn at the long-term fixed rates. Accordingly, an institution's profits could decrease on existing assets because the institution will either have lower net interest income or, possibly, net interest expense. Similar risks exist when assets are subject to contractual interest rate ceilings, or rate sensitive assets are funded by longer-term, fixed-rate liabilities in a decreasing rate environment.

Various techniques might be used by an institution to minimize IRR. One approach used by the Corporation is to periodically analyze its assets and liabilities and make future financing and investment decisions based on payment streams, interest rates, contractual maturities, and estimated sensitivity to actual or potential changes in market interest rates. Such activities fall under the broad definition of asset/liability management. The Corporation's primary asset/liability management technique is the measurement of its asset/liability gap. That is, the difference between the cash flow amounts of interest-sensitive assets and liabilities that will be refinanced or repriced during a given period. For example, if the asset amount to be priced exceeds the corresponding liability amount for a certain day, month, year, or longer period, the institution is in an asset-sensitive gap position. In this situation, net interest income would increase if market interest rates rose or decrease if market interest rates fell. If, alternatively, more liabilities than assets will reprice, the institution is in a liability-sensitive position. Accordingly, net income would decline when rates rose and increase when rates fell. Also, these examples assume that interest rate changes for assets and liabilities are of the same magnitude, whereas actual rate changes generally differ in magnitude for assets and liabilities.

Several ways an institution can manage IRR include: selling existing assets or repaying certain liabilities;

matching repricing periods for new assets and liabilities for example, by shortening terms of new loans or investments; and hedging existing assets, liabilities, or anticipated transactions. An institution might also invest in more complex financial instruments intended to hedge or otherwise change IRR. Interest rate swaps, futures contracts, options on futures, and other such derivative financial instruments often are used for this purpose. Because these instruments are sensitive to interest rate changes, they require management expertise to be effective. The Corporation has not purchased derivative financial instruments in the past and does not presently intend to purchase such instruments.

Financial institutions are also subject to prepayment risk in falling rate environments. For example, mortgage loans and other financial assets may be prepaid by a debtor so that the debtor may refund its obligations at new, lower rates. Prepayments of assets carrying higher rates reduce the Corporation's interest income and overall asset yields. Certain portions of an institution's liabilities may be short-term or due on demand, while most of its assets may be invested in long-term loans or investments. Accordingly, the Corporation seeks to have in place sources of cash to meet short-term demands. These funds can be obtained by increasing deposits, borrowing, or selling assets. Also, Federal Home Loan Bank advances and short-term borrowings provide additional sources of liquidity for the Corporation.

The following table provides information about the Corporation's financial instruments that are sensitive to changes in interest rates as of March 31, 1998. The Corporation had no derivative financial instruments, or trading portfolio, as of that date. The expected maturity date values for loans receivable, mortgage-backed securities, and investment securities were calculated without adjusting the instrument's contractual maturity date for expectations of prepayments. Expected maturity date values for interest-bearing core deposits were not based upon estimates of the period over which the deposits would be outstanding, but rather the opportunity for repricing.

Principal/Notional Amount Maturing in:

                                   1998       1999      2000      2001      2002     Thereafter     Total    Fair Value
                                                                                                              12/31/97
Rate Sensitive Assets
Fixed interest rate loans          $10,728    $7,560   $14,054   $13,045    $10,560      $19,950    $75,897     $78,306
          Average interest rate      10.04%     9.29%     9.45%     8.34%      8.53%        7.98%      8.79%
Variable interest rate loans        14,966     3,263     3,472     5,195      5,468       19,342     51,707      51,707
          Average interest rate       9.87%     9.70%     9.69%     9.55%      9.44%        8.67%      9.32%
Fixed interest rate securities      10,210     5,080     4,345     2,985      2,160        7,905     32,685      33,379
          Average interest rate       6.49%     6.49%     6.51%     6.33%      6.75%        7.15%      6.65%
FHLB stock                           1,391                                                            1,391       1,391
          Average interest rate
Federal funds sold                   1,100                                                            1,100       1,100
          Average interest rate       5.63%                                                            5.63%

Rate Sensitive Liabilities:
Non-interest bearing demand         14,234                                                           14,234      14,234
Interest bearing demand             39,885                                                           39,885      39,885
          Average interest rate       2.74%                                                            2.74%
Savings                             20,294                                                           20,294      20,294
          Average interest rate       2.45%                                                            2.45%
Time deposits                       32,637    18,559     3,941     2,393      1,404          779     59,713      59,710
          Average interest rate       5.03%     4.99%     5.23%     5.31%      4.69%        5.32%      5.04%
Repurchase agreements                5,695                                                            5,695       5,695
          Average interest rate       5.36%                                                            5.36%
U.S. Treasury demand notes             531                                                              531         531
          Average interest rate       5.67%                                                            5.67%
Fixed rate FHLB advances             3,000     3,000     4,000     1,000                   1,000     12,000      11,978
          Average interest rate       6.33%     6.19%     6.35%     6.50%                   5.68%      5.71%
Variable rate FHLB advances          1,000                                                            1,000       1,000
          Average interest rate       5.70%                                                            5.70%


YEAR 2,000 ISSUES
CNFC is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "Year 2000" will affect virtually every computer operation in some way by the rollover of the two digit value used to represent the year to 00. The issue is whether computer software will properly recognize the date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system failure.

CNFC recognizes the need to ensure its operation will not be adversely impacted by Year 2000 software failures. CNFC has established a process for evaluating and managing risks associated with this issue. This process includes the formation of a Technology Committee comprised of management and independent members of the board of directors to ensure that progress is made in identifying non-compliant systems and developing appropriate responses to correct the deficiencies. Management is in the process of obtaining software and hardware vendor representation that their computer systems are Year 2000 compliant and is planning to test for compliance . We anticipate that all major computer systems will be compliant by December 31, 1998. The financial impact to CNFC cannot be estimated as of March 31, 1998.

FORWARD LOOKING STATEMENTS
This discussion and analysis of financial condition and results of operations, and other sections of this annual report contain forward looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation itself. Words such as "anticipates", "believes", "estimates", "expects" "forecasts" "intends", "is likely", "plans", "product", "projects", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward looking statements. Furthermore, CNFC undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

Future Factors include changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulations and tax laws; changes in prices, levies, and assessments; the impact of technology, governmental and regulatory policy changes; the outcome of pending and future litigation and contingencies; trends in customer behavior including their ability to repay loans; and vicissitudes of the national and local economies. These are representative of the Future Factors that could cause a difference between an actual outcome and a forward-looking statement.

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

PART II.                           OTHER INFORMATION
Item 6 (a)                         Exhibit 27 Financial Data
Item 6 (b)                         Reports on Form 8-K
None

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Commercial National Financial Corporation
                                                    (Registrant)
Date: May 12,1998

                                     /s/ Jeffrey S. Barker
                                     ------------------------------------
                                     Jeffrey S. Barker
                                     President and Chief Executive Officer


                                     /s/ Patrick G. Duffy
                                     ------------------------------------
                                     Patrick G. Duffy
                                     Vice President and Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT NO.              DESCRIPTION
-----------              ---------------------

   27                    Financial Data Schedule