Form 10-Q
period 1998-06-30
COMMERCIAL NATIONAL FINANCIAL CORP /MI
filed 1998-08-12
CIK 828535

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

           X  Quarterly Report Pursuant to Section 13 or 15(d) of the
          ---          Securities and Exchange Act of 1934

                For the quarterly period ended June 30, 1998, or

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

YES           X                                     NO
          ----------                                          ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                                 Outstanding at August 3, 1998
      -----                                 -----------------------------
   Common Stock                                        969,782
   No Par Value


================================================================================

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

                                      INDEX

PART I                         FINANCIAL INFORMATION
------                         ---------------------

Item 1.            Financial Statements

                   Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997                    (Page 3)

                   Consolidated Statements of Income for the three and six months ended June 30, 1998 and   (Page 4)
                   June 30,1997

                   Consolidated Statements of Shareholders' Equity for the periods ended June 30, 1998      (Page 5)
                   and  December 31, 1997

                   Consolidated Statements of Cash Flows for the six months ended June 30, 1998 and         (Page 6)
                   June 30, 1997

                   Notes to Consolidated Financial Statements                                               (Page 7-8)

Item 2.            Management's Discussion and Analysis of Financial Condition and Results of Operations    (Page 9-15)

PART II                                     OTHER INFORMATION
-------                                     -----------------

Item 6.            Exhibits and Reports on Form 8-K
                   a)        Exhibit 27-Financial Data Schedule                                             (Page 18)
                   b)        Reports on Form 8-K                                                            (Page 16)

SIGNATURES                                                                                                  (Page 17)

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                 June 30, 1998 (Unaudited) and December 31, 1997
--------------------------------------------------------------------------------

                                                                                   June 30,           December 31,
                                                                                     1998                 1997
                                                                                     ----                 ----
                                                                                  (Unaudited)
ASSETS
Cash and due from banks                                                      $       5,541,127    $       5,576,724
Federal funds sold                                                                   9,450,000            9,600,000
                                                                             -----------------    -----------------
     Total cash and cash equivalents                                                14,991,127           15,176,724
Securities available for sale                                                       14,514,883            8,436,349
Securities held to maturity (fair value $14,737,383 -
  June 30, 1998; $20,847,000 - December 31, 1997)                                   14,310,068           20,383,446
Federal Home Loan Bank stock, at cost                                                1,391,300            1,391,300
Loans receivable, net of allowance for loan losses
  $2,163,760 - June 30, 1998; $2,063,668 - December 31, 1997                       124,895,749          122,457,789
Premises and equipment, net                                                          2,941,485            3,188,743
Accrued interest receivable and other assets                                         1,585,993            1,370,472
                                                                             -----------------    -----------------

     Total assets                                                            $     174,630,605    $     172,404,823
                                                                             =================    =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
     Deposits
         Noninterest-bearing demand                                          $      15,392,409    $      17,102,386
         Interest-bearing demand                                                    38,362,954           37,233,745
         Savings                                                                    20,400,950           20,365,980
         Time                                                                       59,698,451           59,244,780
                                                                             -----------------    -----------------

              Total deposits                                                       133,854,764          133,946,891
     Securities sold under agreements to repurchase                                  7,243,920            4,151,844
     U.S. Treasury demand notes                                                      1,480,329            2,753,486
     Federal Home Loan Bank advances                                                13,000,000           13,000,000
     Accrued expenses and other liabilities                                          1,318,895            1,669,460
                                                                             -----------------    -----------------
         Total liabilities                                                         156,897,908          155,521,681

Shareholders' equity
     Common stock, no par value:  1,750,000 shares
       authorized; shares issued and outstanding
       June 30, 1998 - 964,897 and December 31,
       1997 - 954,322                                                                        -              954,322
     Additional paid-in capital                                                     16,537,782           15,277,539
     Retained earnings                                                               1,169,527              647,697
     Net unrealized gain on securities available
       for sale, net of tax                                                             25,388                3,584
                                                                             -----------------    -----------------
         Total shareholders' equity                                                 17,732,697           16,883,142
                                                                             -----------------    -----------------

              Total liabilities and shareholders' equity                     $     174,630,605    $     172,404,823
                                                                             =================    =================



--------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                Periods ended June 30, 1998 and 1997 (Unaudited)
--------------------------------------------------------------------------------

                                                         For the three months                  For the six months
                                                              ended June 30,                    ended June 30,
                                                          1998           1997                1998               1997
                                                          ----           ----                ----               ----
Interest and dividend income
     Loans receivable, including fees               $  2,844,008   $    2,787,185    $    5,592,628      $    5,504,129
     Taxable securities                                  228,060          162,355           481,805             330,205
     Nontaxable securities                               190,026          186,403           365,384             375,156
     Federal funds sold                                   83,253           72,219           201,918             154,313
     Federal Home Loan Bank stock dividends               27,750           21,344            55,195              49,131
                                                    ------------   --------------    --------------      --------------
         Total interest and dividend income            3,373,097        3,229,506         6,696,930           6,412,934

Interest expense
     Deposits                                          1,209,903        1,145,206         2,432,326           2,303,042
     Securities sold under agreements
       to repurchase                                      76,625           92,688           144,409             171,799
     Federal Home Loan Bank advances                     217,475          149,997           421,636             292,120
     Other                                                 6,083            7,121            11,889              14,135
                                                    ------------   --------------    --------------      --------------
         Total interest expense                        1,510,086        1,395,012         3,010,260           2,781,096

NET INTEREST INCOME                                    1,863,011        1,834,494         3,686,670           3,631,838

Provision for loan losses                                 90,000          155,000           180,000             215,000
                                                    ------------   --------------    --------------      --------------

NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                          1,773,011        1,679,494         3,506,670           3,416,838

Noninterest income
     Service charges and fees                            125,693          115,921           235,524             189,306
     Net gain on loan sales                               99,871           10,404           200,922              50,794
     Other                                               142,366          110,805           255,781             180,828
                                                    ------------   --------------    --------------      --------------
         Total noninterest income                        367,930          237,130           692,227             420,928

Noninterest expense
     Salaries and employee benefits                      650,424          679,534         1,283,690           1,369,685
     Occupancy and equipment                             260,771          248,998           522,811             487,586
     FDIC insurance                                        5,625            5,153            11,085              10,306
     Printing, postage and supplies                       66,806          115,843           113,044             170,617
     Professional and outside services                    65,317           61,013           117,796             110,278
     Branch closing cost                                       -          546,614                 -             546,614
     Other                                               265,406          268,148           521,896             608,712
                                                    ------------   --------------    --------------      --------------
         Total noninterest expense                     1,314,349        1,925,303         2,570,322           3,303,798
                                                    ------------   --------------    --------------      --------------

INCOME BEFORE INCOME TAX EXPENSE                         826,592           (8,679)        1,628,575             533,968

Income tax expense                                       216,884          (58,903)          414,000              65,474
                                                    ------------   ---------------   --------------      --------------

NET INCOME                                          $    609,708   $       50,224    $    1,214,575      $      468,494
                                                    ============   ==============    ==============      ==============

Per share information
     Basic earnings                                   $      .63         $  .05              $1.26           $  .51
     Diluted earnings                                 $      .63         $  .05              $1.25           $  .50
     Dividends declared                               $      .36         $  .31              $ .72           $  .60




--------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
          Periods ended June 30, 1998 (Unaudited) and December 31, 1997
--------------------------------------------------------------------------------

                                                                                          Accumulated
                                                            Additional                        Other           Total
                                               Common        Paid-in        Retained     Comprehensive    Shareholders'
                                               Stock         Capital        Earnings         Income          Equity
                                               -----         -------        --------         ------          ------
BALANCE AT JANUARY 1, 1997                $    872,982    $ 13,123,259    $  1,499,422                    $ 15,495,663

Net income                                                                   1,692,110                       1,692,110
Other comprehensive income, net of tax:
    Net change in unrealized gain on
      securities available for sale                                                       $      3,584           3,584

                                                                                                          ------------
Comprehensive income                                                                                         1,695,694
                                                                                                          ------------
Cash dividends declared,
  $1.24 per share                                                           (1,171,442)                     (1,171,442)

Stock issued in payment of 5%
  stock dividend                                45,246       1,323,423      (1,372,393)                         (3,724)

Stock issued under dividend
  reinvestment program                          14,839         375,900                                         390,739

Stock issued under stock option
  plans                                         21,255         454,957                                         476,212
                                          ------------    ------------    ------------    ------------    ------------

BALANCE AT DECEMBER 31, 1997                   954,322      15,277,539         647,697           3,584      16,883,142

Net income                                                                   1,214,575                       1,214,575

Other comprehensive income, net of tax:
    Net change in unrealized gain on
      securities available for sale                                                             21,804          21,804
                                                                                                          ------------
Comprehensive income                                                                                         1,236,379
                                                                                                          ------------
Transfer to additional paid in capital        (963,846)        963,846

Cash dividends declared,
  $0.72 per share                                                             (692,745)                       (692,745)

Stock issued under dividend
  reinvestment program                           8,555         247,597                                         256,152

Stock issued under stock option
  plans                                            969          48,800                                          49,769
                                          ------------    ------------    ------------    ------------    ------------

BALANCE AT JUNE 30, 1998                  $          -    $ 16,537,782    $  1,169,527    $     25,388    $ 17,732,697
                                          ============    ============    ============    ============    ============



--------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Periods ended June 30, 1998 and 1997 (Unaudited)
--------------------------------------------------------------------------------


                                                                                       For the six months ended
                                                                                                June 30,
                                                                                         1998                1997
                                                                                         ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                 $     1,214,575    $        468,494
     Adjustments to reconcile net income to net
       cash from operating activities
         Provision for loan losses                                                      180,000             215,000
         Net gains on loan sales                                                       (200,922)            (43,259)
         Originations of loans held for sale                                         (7,742,735)         (3,213,393)
         Proceeds from sales of loans held for sale                                   8,606,220           3,241,652
         Depreciation, amortization and accretion                                       334,383             273,829
         Write-off of assets associated with branch closing                                   -             486,614
         Net change in accrued interest receivable
           and other assets                                                            (185,195)           (436,594)
         Net change in accrued expenses and
           other liabilities                                                           (350,565)            187,796
                                                                                ---------------    ----------------
              Net cash from operating activities                                      1,855,761           1,180,139

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of securities available for sale                                     (13,054,725)         (1,994,375)
     Proceeds from maturities of securities
       available for sale                                                             7,000,000                   -
     Proceeds from maturities of
       securities held to maturity                                                    6,100,000           5,110,055
     Purchases of securities held to maturity                                                 -          (2,497,978)
     Net change in loans                                                             (3,357,219)         (3,579,467)
     Purchases of premises and equipment, net                                           (69,382)           (145,276)
                                                                                ---------------    ----------------
         Net cash from investing activities                                          (3,381,326)         (3,107,041)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                             (92,127)         (6,714,535)
     Net change in securities sold
       under agreements to repurchase                                                 3,092,076           3,384,631
     Net change in U.S. Treasury demand notes                                        (1,273,157)            160,371
     Proceeds from Federal Home Loan Bank
       advances                                                                               -           2,000,000
     Repayment of Federal Home Loan Bank
       advances                                                                               -          (2,000,000)
     Dividends paid and fractional shares                                              (692,745)           (558,192)
     Proceeds from sale of common stock                                                 305,921             389,809
                                                                                ---------------    ----------------
         Net cash from financing activities                                           1,339,968          (3,337,916)
                                                                                ---------------    ----------------

Net change in cash and cash equivalents                                                (185,597)         (5,264,818)

Cash and cash equivalents, at beginning of year                                      15,176,724          13,150,844
                                                                                ---------------    ----------------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                     $    14,991,127    $      7,886,026
                                                                                ===============    ================

Cash paid during the period for
     Interest                                                                   $     3,022,626    $      2,941,638
     Federal income taxes                                                       $       510,000    $         52,216





--------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

             Notes to Consolidated Financial Statements (Unaudited)

Note 1-Summary of Significant Accounting Policies

Basic Presentation
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with Rule 10-01 of regulation S-X and the instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial condition of Commercial National Financial Corporation as of June 30, 1998 and December 31, 1997, and the results of its operations for the three and six months ending June 30, 1998 and June 30, 1997. The results for the three and six months ended June 30, 1998 are not necessarily indicative of the results expected for the full year.

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

Earnings and Dividends Per Share
Basic and diluted earnings per common share are computed under a new accounting standard, SFAS No. 128, effective beginning with the quarter ended December 31, 1997. All prior earnings per common share amounts have been restated to be comparable. Basic earnings per common share is based on net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share shows the dilutive effect of any additional potential common shares. Earnings and dividends per common share are restated for all stock splits and stock dividends. The average number of shares used to calculate basic earnings per share for the periods ending June 30, 1998 and June 30, 1997 were 963,198 and 927,609 respectively. The average number of shares used to calculate diluted earnings per share for the periods ending June 30, 1998 and June 30, 1997 were 968,298 and 930,040 respectively.

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

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
Total assets for the quarter ending June 30, 1998 increased slightly to $174,631,000 from the $172,405,000 at the quarter ending December 31, 1997. Total loans were $127,060,000 as of June 30, 1998. This is a $2,539,000 or 2.0%
increase from December 31, 1997 balance of $124,521,000. The increase was primarily a result of demand for business and home mortgage loans.

During the second quarter, the Corporation sold its credit card portfolio. The selling of the portfolio allows management to focus on its core competencies of commercial loans and home mortgages. The book value of the portfolio was $656,000. No gain or loss was recorded.

Investment securities totaled $28,825,000 at June 30, 1998, compared to $28,820,000 at December 31, 1997. The current flat Treasury yield curve, and relatively low interest rates have reduced the desirability of investments. All security purchases are classified as available for sale.

Deposits remained virtually unchanged during the period. Total deposits at June 30, 1998 were $133,855,000 compared to $133,947,000 at December 31, 1997.
Federal Home Loan Bank (FHLB) advances remained unchanged at $13,000,000.

LIQUIDITY
Management defines liquidity as the ability to fund appropriate levels of credit worthy loans, meet the immediate cash withdrawal requirements of depositors, and maintain access to sufficient resources to meet unexpected contingencies at a reasonable cost and or with minimum losses.

While modest loan growth continues, the Bank's deposit base has not increased at the same rate. The loan to deposit ratio based on ending balances was 94.9% at June 30, 1998 compared to 93.0% at December 31, 1997. Management is confident that the combination of available FHLB advances, Federal funds lines of credit, the available for sale investment portfolio, and our ability to sell mortgage loans and the government guaranteed portion of commercial loans provides adequate short and medium term sources of liquidity. At a minimum the Bank has the following available to meet short term liquidity needs: $9,450,000 in Fed funds sold, $8,000,000 in available FHLB advances and $6,000,000 in short term lines of credit with correspondent banks.

CNFC also needs cash to pay dividends to its shareholders. The primary source of cash is the dividends paid to CNFC by the Bank. Management believes that cash from operations is sufficient to supply the cash needed to continue paying a reasonable dividend.


ASSET QUALITY AND THE ALLOWANCE FOR LOAN LOSS
The allowance for loan losses was 1.70% of total loans at June 30, 1998 compared to 1.66% at December 31, 1997. Loans past due greater than 30 days totaled $329,000 or .3% of total loans. Loan quality remains at acceptable levels compared to long term historical trends.

Net year to date charge-offs totaled $82,000 compared to $93,000 for the six months ending June 30, 1997. During the quarter the Bank expensed a provision of $90,000 to the allowance compared to $155,000 during the same period in 1997. During the second quarter of 1997, management elected to fund an additional provision to the allowance to account for some weakness in the indirect automobile portfolio. Management continues to systematically evaluate the adequacy of the allowance such that the balance is commensurate with the performance of the loan portfolio, general market conditions and other relevant factors.

CAPITAL RESOURCES
CNFC's capital ratios continue to exceed regulatory guidelines for a "well capitalized" institution. A summary of CNFC's capital ratios follows:

                           June 30,      December 31,     June 30,      December 31,    Minimum Required to be Well
                            1998             1997           1997            1996          Capitalized Under Prompt
                                                                                        Corrective Action Regulations
Total capital to risk       15.1%           14.7%           14.4%           14.3%                   10.0%
weighted assets             =====           =====           =====           =====                   =====

Tier 1 capital to           13.9%           13.5%           13.2%           13.0%                   6.0%
risk weighted assets        =====           =====           =====           =====                   ====

Tier 1 capital to           10.3%           10.3%           9.5%            9.4%                    5.0%
average assets              =====           =====           ====            ====                    ====


RESULTS OF OPERATIONS
Net income for the quarter ended June 30, 1998 was $610,000, an increase of $560,000 compared to the same period in 1997. During the second quarter of 1997, the Corporation recorded a $547,000 non recurring charge to close two supermarket branches. The second quarter of 1998 benefited from strong mortgage loan activity resulting in $100,000 in gains on loan sales during the quarter. Year to date net income totaled $1,215,000 compared to $468,000 for the same period of 1997.

Return on average shareholders' equity for the three months ended June 30, 1998 and 1997 was 13.8% and 1.2% respectively. Return on average assets for the three months ending June 30, 1998 and 1997 was 1.4% and .1% respectively. Year to date return on average equity was 14.8% and 5.9% for 1998 and 1997 respectively. Year to date return on average assets was 1.4% and .6% for 1998 and 1997 respectively.

Net Interest Income
The following table illustrates the effect that changes in rates and volumes of interest-earning assets and interest-bearing liabilities had on net interest income for the three and six months ending June 30, 1998 and 1997.

                                       Three Months Ending June 30,          Six Months Ending June 30,

                                          1998             1997                1998             1997
Interest Income(tax equivalent)         $3,490,000       $3,353,000          $6,930,000       $6,646,000
Interest Expense                         1,510,000        1,395,000           3,010,000        2,781,000
                                        ----------       ----------          ----------       ----------
Net Interest Income                     $1,980,000       $1,958,000          $3,920,000       $3,865,000
                                        ==========       ==========          ==========       ==========

Average Volume
Interest-earning Assets               $164,161,000     $154,777,000        $164,437,000     $154,902,000
Interest-bearing Liabilities           139,191,000      131,520,000         139,538,000      132,170,000
                                      ------------     ------------        ------------     ------------
Net differential                      $ 24,970,000     $ 23,257,000        $ 24,899,000     $ 22,732,000
                                      ============     ============        ============     ============

Average Yields/Rates
Yield on Earning Assets                 8.53%            8.69%               8.50%            8.65%
Rate Paid on Liabilities                4.35%            4.25%               4.35%            4.24%
                                        -----            -----               -----            -----

Interest Spread                         4.18%            4.44%               4.15%            4.41%
                                        =====            =====               =====            =====

Net Interest Margin                     4.84%            5.07%               4.81%            5.03%
                                        =====            =====               =====            =====

The change in net interest income is attributable to the following:

                        Three Months Ending June 30, 1998            Six Months Ending June 30, 1998
                        Volume        Rate        Inc/(Dec)         Volume         Rate        Inc/(Dec)
Interest Earning       $711,000    $(574,000)     $ 137,000        $664,000    $(380,000)       $ 284,000
Assets
Interest Bearing        465,000     (350,000)       115,000         420,000     (191,000)         229,000
                       --------    ---------      ---------        --------    ---------        ---------
Liabilities
Net Interest           $246,000    $(224,000)     $  22,000        $244,000    $(189,000)       $  55,000
Income                 ========    ==========     =========        ========    ==========       =========

The increase in net interest income is due to an increase in earning assets. Net interest margin for the three months ending June 30, 1998 decreased to 4.84% compared to 5.07% for the three months ending June 30, 1997. Several factors have lead to the decrease in margin. A drop in long term interest rates has resulted in a general trend to refinancing of home mortgage loans at lower rates, the drop in interest rates has also made it difficult to replace maturing investments and business loans with assets earning comparable yields. Market pressures have made it more difficult to reduce deposit rates quickly enough to offset the decrease in yield on earning assets. In the short term, the Bank's earning assets are more sensitive to shifts in interest rates than are the interest bearing liabilities.

Non-interest Income
Non-interest income for the three months ending June 30, 1998 was $368,000. This represents a $131,000 or 55.3% increase over the same period in 1997. Year to date 1998 non interest income was $692,000 compared to $421,000 during the same period in 1997.

The non interest income for first six months of 1998, benefits from a number of service charges and new products implemented in the second and third quarters of 1997. These included several new deposit service charges, improved pricing of mortgage loans sold to the secondary market compared to the first quarter of 1997, introduction of an ATM surcharge, and the introduction of a receivable factoring program.

The low interest rates during 1998 have resulted in a significant increase in mortgage loan refinances. A majority of the 15 and 30 year fixed rates loans were sold to the secondary market. This resulted in a significant increase in gains on mortgage loan sales.

Non-interest Expense
Non-interest expense for the three months ending June 30, 1998 totaled $1,314,000. This represents a $611,000 or 31.7% decrease over the same period in 1997. However, the June 30, 1997 results reflect a non-recurring charge to close to supermarket branches. Without this one time charge, non interest expense would have been $1,379,000. Comparing June 30, 1998 results with June 30, 1997 results adjusted for the one time charge, non-interest expense decreased $65,000 or 4.7%.

Year to date non-interest expense totaled $2,570,000 compared to $3,304,000 for the same period in 1997. Comparing the June 30, 1998 year to date results with June 30, 1997 results adjusted for the $547,000 non-recurring charge, non interest expense decreased $187,000 or 6.8%.

In general, overhead expenses were lower due to management's continued emphasis on controlling overhead. CNFC's ratio of non-interest expense to average assets for the quarter ending June 30, 1998 decreased to 3.0% from 4.8% for the quarter ending June 30, 1997. Adjusted for the non-recurring charge, the overhead ratio would have been 3.4% for the three months ending June 30, 1997.

Year to date overhead ratio decreased to 3.0% in 1998 from 4.1% in 1997. Adjusted for the non-recurring charge in 1997, the overhead ratio would have been 3.4% for the six months ending June 30, 1997.

Salary and benefit expense for the three months ending June 30, 1998 totaled $650,000 compared to $680,000 a reduction of $30,000 or 4.4%. This savings was created largely by two events: closure of two supermarket branches in the second quarter of 1997 and the related reduction in full time equivalents, and a general reduction in full time equivalents. Management continues to focus on the optimal use of our employees and associated control of overhead costs.

Occupancy and equipment expense for the three months ending June 30, 1998 increased $12,000 or 4.8% compared to same period of 1997. Increased depreciation expense related to changes in the estimated useful life of various technology related assets is the primary cause for this increase.


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

The Federal Reserve Board, together with the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation, adopted a Joint Agency Policy Statement on IRR effective June 26, 1996. The policy statement provides guidance to examiners and bankers on sound practices for managing IRR, which will form the basis for ongoing evaluation of the adequacy of IRR management at supervised institutions. The policy statement also outlines fundamental elements of sound management that have been identified in prior Federal Reserve guidance and discusses the importance of these elements in the context of managing IRR. Specifically, the guidance emphasizes the need for active board of directors and senior management oversight and a comprehensive risk management process that effectively identifies, measures, and controls IRR.

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

The following table provides information about the Corporation's financial instruments that are sensitive to changes in interest rates as of June 30, 1998. The Corporation had no derivative financial instruments, or trading portfolio, as of that date. The expected maturity date values for loans receivable, mortgage-backed securities, and investment securities were calculated without adjusting the instrument's contractual maturity date for expectations of prepayments. Expected maturity date values for interest-bearing core deposits were not based upon estimates of the period over which the deposits would be outstanding, but rather the opportunity for repricing.

Principal/Notional Amount Maturing in:

                                   1998       1999      2000      2001      2002     Thereafter     Total    Fair Value
Rate Sensitive Assets
Fixed interest rate loans          $ 5,590   $ 6,815   $11,250   $15,147    $10,299      $23,581    $72,682     $78,306
          Average interest rate     10.29%     9.84%     9.54%     8.54%      8.59%        7.98%      8.79%
Variable interest rate loans        11,357     6,455     3,337     4,904      5,341       22,984     54,378      51,707
          Average interest rate      9.82%     9.78%     9.68%     9.56%      9.43%        8.49%      9.18%
Fixed interest rate securities       2,110     5,080     4,945     4,485      2,460        9,505     28,585      29,252
          Average interest rate      8.10%     6.50%     6.45%     6.18%      6.67%        7.01%      6.74%
FHLB stock                           1,391                                                            1,391       1,391
          Average interest rate
Federal funds sold                   9,450                                                            9,450       9,450
          Average interest rate      5.60%                                                            5.60%

Rate Sensitive Liabilities:
Non-interest bearing demand         15,238                                                           15,238      15,238
Interest bearing demand             38,363                                                           38,363      38,363
          Average interest rate      2.80%                                                            2.80%
Savings                             20,401                                                           20,401      20,401
          Average interest rate      2.41%                                                            2.41%
Time deposits                       27,372    22,585     4,577     2,460      1,624        1,080     59,698      59,807
          Average interest rate      5.00%     4.95%     5.17%     5.21%      4.67%        5.08%      5.00%
Repurchase agreements                7,244                                                            7,244       7,244
          Average interest rate      5.34%                                                            5.34%
U.S. Treasury demand notes           1,480                                                            1,480       1,480
          Average interest rate      4.92%                                                            4.92%
Fixed rate FHLB advances             3,000     3,000     5,000     1,000                   1,000     13,000      12,966
          Average interest rate      6.24%     6.11%     6.05%     6.50%                   5.68%      5.71%

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

CNFC recognizes the need to ensure its operation will not be adversely impacted by Year 2000 software failures. CNFC has established a process for evaluating and managing risks associated with this issue. This process includes the formation of a Technology Committee comprised of management and independent members of the board of directors to ensure that progress is made in identifying non-compliant systems and developing appropriate responses to correct the deficiencies. Management is in the process of obtaining software and hardware vendor representation that their computer systems are Year 2000 compliant and is planning to test for compliance. We anticipate that all major computer systems will be compliant by December 31, 1998. The financial impact to CNFC as of June, 1998 should not be material.

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


                                   Commercial National Financial Corporation
                                              (Registrant)

Date: August 8,1998

                                   /s/ Jeffrey S. Barker
                                       Jeffrey S. Barker
                                       President and Chief Executive Officer


                                   /s/ Patrick G. Duffy
                                       Patrick G. Duffy
                                       Vice President and Chief Financial
                                       Officer

                               INDEX TO EXHIBITS


EXHIBIT NO.          DESCRIPTION
-----------          -----------

     27               Financial Data Schedule