Form 10-Q
period 1998-09-30
COMMERCIAL NATIONAL FINANCIAL CORP /MI
filed 1998-11-13
CIK 828535

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

           X         Quarterly Report Pursuant to Section 13
          ---        or 15(d) of the Securities and Exchange
                                   Act of 1934

              For the quarterly period ended September 30, 1998, or

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

YES           X                                   NO
         ------------                                      --------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class                                    Outstanding at October 21, 1998
    -----                                    -------------------------------
Common Stock                                             956,305
No Par Value


================================================================================

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

                                      INDEX



PART I                                              FINANCIAL INFORMATION
------                                              ---------------------
Item 1.            Financial Statements

                   Consolidated Balance Sheets as of September 30, 1998 and December 31, 1997               (Page 3)

                   Consolidated Statements of Income for the three and nine months ended September 30,      (Page 4)
                   1998 and September 30, 1997

                   Consolidated Statements of Shareholders' Equity for the periods ended September 30,      (Page 5)
                   1998 and  December 31, 1997

                   Consolidated Statements of Cash Flows for the nine months ended September 30, 1998 and   (Page 6)
                   September 30, 1997

                   Notes to Consolidated Financial Statements                                               (Page 7-8)

Item 2.            Management's Discussion and Analysis of Financial Condition and Results of Operations    (Page 9-15)


PART II                                               OTHER INFORMATION
-------                                               -----------------

Item 6.            Exhibits and Reports on Form 8-K
                   a)       Exhibit 27-Financial Data Schedule                                              (Page 18)
                   b)       Reports on Form 8-K                                                             (Page 16)

SIGNATURES                                                                                                  (Page 17)


                    COMMERCIAL NATIONAL FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
              September 30, 1998 (Unaudited) and December 31, 1997

--------------------------------------------------------------------------------


                                                                               September 30,          December 31,
                                                                                   1998                   1997
                                                                                   ----                   ----
                                                                                (Unaudited)
ASSETS
Cash and due from banks                                                      $       6,405,971    $       5,576,724
Federal funds sold                                                                   2,100,000            9,600,000
                                                                             -----------------    -----------------
     Total cash and cash equivalents                                                 8,505,971           15,176,724
Securities available for sale                                                       17,167,659            8,436,349
Securities held to maturity (fair value $13,985,372 -
  September 30, 1998; $20,847,000 - December 31, 1997)                              13,462,228           20,383,446
Federal Home Loan Bank stock, at cost                                                1,391,300            1,391,300
Loans receivable, net of allowance for loan losses
  $2,268,017 - September 30, 1998; $2,063,668 - December 31, 1997                  127,320,094          122,457,789
Premises and equipment, net                                                          2,815,544            3,188,743
Accrued interest receivable and other assets                                         1,894,477            1,370,472
                                                                             -----------------    -----------------

     Total assets                                                            $     172,557,273    $     172,404,823
                                                                             =================    =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
     Deposits
         Noninterest-bearing demand                                          $      16,325,092    $      17,102,386
         Interest-bearing demand                                                    41,588,944           37,233,745
         Savings                                                                    20,585,001           20,365,980
         Time                                                                       56,839,519           59,244,780
                                                                             -----------------    -----------------
              Total deposits                                                       135,338,556          133,946,891
     Securities sold under agreements to repurchase                                  6,606,234            4,151,844
     U.S. Treasury demand notes                                                        417,145            2,753,486
     Federal Home Loan Bank advances                                                11,000,000           13,000,000
     Accrued expenses and other liabilities                                          1,600,006            1,669,460
                                                                             -----------------    -----------------
         Total liabilities                                                         154,961,941          155,521,681

Shareholders' equity
     Common stock, no par value:  1,750,000 shares
       authorized; shares issued and outstanding
       September 30, 1998 -952,046 and December 31,
       1997 - 954,322                                                                                       954,322
     Additional paid-in capital                                                     16,021,283           15,277,539
     Retained earnings                                                               1,426,150              647,697
     Net unrealized gain on securities available
       for sale, net of tax                                                            147,899                3,584
                                                                             -----------------    -----------------
         Total shareholders' equity                                                 17,595,332           16,883,142
                                                                             -----------------    -----------------

              Total liabilities and shareholders' equity                     $     172,557,273    $     172,404,823
                                                                             =================    =================



--------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
              Periods ended September 30, 1998 and 1997 (Unaudited)
--------------------------------------------------------------------------------



                                                        For Three Months                   For Nine Months
                                                        Ended September 30,              Ended September 30,
                                                     1998             1997             1998              1997
                                                     ----             ----             ----              ----
Interest and dividend income
     Loans receivable, including fees            $ 2,857,483      $ 2,876,543      $ 8,450,111      $ 8,380,672
     Taxable securities                              222,723          167,470          704,528          497,675
     Nontaxable securities                           187,861          178,212          553,245          553,368
     Federal funds sold                              103,019           26,670          304,937          180,983
     Federal Home Loan Bank stock dividends           28,159           27,913           83,354           77,044
                                                 -----------      -----------      -----------      -----------
         Total interest and dividend income        3,399,245        3,276,808       10,096,175        9,689,742

Interest expense
     Deposits                                      1,203,211        1,156,891        3,635,537        3,459,933
     Securities sold under agreements
       to repurchase                                  80,779           73,251          225,188          245,050
     Federal Home Loan Bank advances                 190,915          186,070          612,551          478,190
     Other                                             6,556            6,743           18,445           20,878
                                                 -----------      -----------      -----------      -----------
     Total interest expense                        1,481,461        1,422,955        4,491,721        4,204,051

NET INTEREST INCOME                                1,917,784        1,853,853        5,604,454        5,485,691

Provision for loan losses                             90,000           90,000          270,000          305,000
                                                 -----------      -----------      -----------      -----------

NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                      1,827,784        1,763,853        5,334,454        5,180,691

Noninterest income
     Service charges and fees                        123,773          125,127          359,297          314,433
     Net gain on loan sales                           88,232           28,342          289,154          212,133
     Other                                           107,389          202,617          363,170          250,448
                                                 -----------      -----------      -----------      -----------
         Total noninterest income                    319,394          356,086        1,011,621          777,014

Noninterest expense
     Salaries and employee benefits                  647,730          604,440        1,931,420        1,974,125
     Occupancy and equipment                         243,912          226,298          766,723          713,884
     FDIC insurance                                    5,676            5,153           16,758           15,459
     Printing, postage and supplies                   63,522           75,048          176,566          245,665
     Professional and outside services                62,571           54,448          197,973          164,726
     Branch closing cost                                   -                                 -          546,614
     Other                                           241,234          306,125          745,524          914,837
                                                 -----------      -----------      -----------      -----------
         Total noninterest expense                 1,264,645        1,271,512        3,834,964        4,575,310
                                                 -----------      -----------      -----------      -----------

INCOME BEFORE INCOME TAX EXPENSE                     882,533          848,427        2,511,111        1,382,395

Income tax expense                                   238,000          226,195          652,000          291,669
                                                 -----------      -----------      -----------      -----------

NET INCOME                                       $   644,533      $   622,232      $ 1,859,111      $ 1,090,726
                                                 ===========      ===========      ===========      ===========

Per share information
     Basic earnings                              $      0.67      $      0.67      $      1.94      $      1.17
     Diluted earnings                            $      0.67      $      0.67      $      1.92      $      1.17
     Dividends declared                          $      0.40      $      0.29      $      1.12      $      0.91



--------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
       Periods ended September 30, 1998 (Unaudited) and December 31, 1997

-----------------------------------------------------------------------------



                                                                                              Accumulated
                                                            Additional                           Other            Total
                                              Common          Paid-in         Retained       Comprehensive     Shareholders'
                                               Stock          Capital         Earnings           Income           Equity
                                               -----          -------         --------           ------           ------
BALANCE AT JANUARY 1, 1997                 $    872,982     $ 13,123,259     $  1,499,422                      $ 15,495,663

Net income                                                                      1,692,110                         1,692,110
Other comprehensive income, net of tax:
    Net change in unrealized gain on
      securities available for sale                                                           $      3,584            3,584
                                                                                                               ------------
Comprehensive income                                                                                              1,695,694
                                                                                                               ------------
Cash dividends declared,
  $1.24 per share                                                              (1,171,442)                       (1,171,442)
Stock issued in payment of 5%
  stock dividend                                 45,246        1,323,423       (1,372,393)                           (3,724)
Stock issued under dividend
  reinvestment program                           14,839          375,900                                            390,739
Stock issued under stock option
  plans                                          21,255          454,957                                            476,212
                                           ------------     ------------     ------------     ------------     ------------
BALANCE AT DECEMBER 31, 1997                    954,322       15,277,539          647,697            3,584       16,883,142

Net income                                                                      1,859,111                         1,859,111

Other comprehensive income, net of tax:
    Net change in unrealized gain on
      securities available for sale                                                                144,315          144,315
                                                                                                               ------------
Comprehensive income                                                                                              2,003,426
                                                                                                               ------------
Transfer to additional paid in capital         (963,846)         963,846

Cash dividends declared,
  $1.12 per share                                                              (1,080,658)                       (1,080,658)
Stock Buy Back                                                  (682,336)                                          (682,336)
Stock issued under dividend
  reinvestment program                            8,555          385,901                                            394,456
Stock issued under stock option
  plans                                             969           76,333                                             77,302
                                           ------------     ------------     ------------     ------------     ------------
BALANCE AT SEPTEMBER 30, 1998              $         --     $ 16,021,283     $  1,426,150     $    147,899     $ 17,595,332
                                           ============     ============     ============     ============     ============


--------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              Periods ended September 30, 1998 and 1997 (Unaudited)
_______________________________________________________________________________

                                                                   For Nine Months Ended
                                                                        September 30,
                                                                   1998              1997
                                                                   ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES

     Net income                                                $  1,859,111     $  1,090,726
     Adjustments to reconcile net income to net
       cash from operating activities
         Provision for loan losses                                  270,000          305,000
         Net gains on loan sales                                   (298,140)         (86,221)
         Originations of loans held for sale                    (11,752,081)      (6,367,393)
         Proceeds from sales of loans held for sale              12,740,720        6,431,114
         Depreciation, amortization and accretion                   509,767          356,498
         Write-off of assets associated with branch closing              --          486,612
         Net change in accrued interest receivable
           and other assets                                        (438,742)          27,482
         Net change in accrued expenses and
           other liabilities                                        (69,453)          46,447
                                                               ------------     ------------
              Net cash from operating activities                  2,821,182        2,290,265

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of securities available for sale                 (15,548,422)      (2,994,844)
     Proceeds from maturities of securities
       available for sale                                         7,000,000               --
     Proceeds from maturities of
       securities held to maturity                                6,945,000        6,710,000
     Purchases of securities held to maturity                            --       (2,626,478)
     Net change in loans                                         (6,032,858)      (6,198,895)
     Purchases of premises and equipment, net                       (74,133)        (149,433)
                                                               ------------     ------------
         Net cash from investing activities                      (7,710,413)      (5,259,650)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                       1,391,665       (6,522,704)
     Net change in securities sold
       under agreements to repurchase                             2,454,390       (1,928,731)
     Net change in U.S. Treasury demand notes                    (2,336,341)         349,987
     Proceeds from Federal Home Loan Bank
       advances                                                          --        7,000,000
     Repayment of Federal Home Loan Bank
       advances                                                  (2,000,000)      (4,000,000)
     Stock Buy Back                                                (682,336)
     Dividends paid and fractional shares                        (1,080,658)        (763,946)
     Proceeds from sale of common stock                             471,758          729,602
                                                               ------------     ------------
         Net cash from financing activities                      (1,781,522)      (5,135,792)
                                                               ------------     ------------
Net change in cash and cash equivalents                          (6,670,753)      (8,105,177)
Cash and cash equivalents, at beginning of year                  15,176,724       13,150,844
                                                               ------------     ------------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD                    $  8,505,971     $  5,045,667
                                                               ============     ============
Cash paid during the period for
     Interest                                                  $  4,568,371     $  4,361,307
     Federal income taxes                                      $    740,372     $    283,251



--------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

             Notes to Consolidated Financial Statements (Unaudited)

Note 1-Summary of Significant Accounting Policies

Basic Presentation
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with Rule 10-01 of regulation S-X and the instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial condition of Commercial National Financial Corporation as of September 30, 1998 and December 31, 1997, and the results of its operations for the three and nine months ending September 30, 1998 and September 30, 1997. The results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results expected for the full year.

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

Cash Flow Reporting
Cash and cash equivalents include cash on hand, demand deposits with other financial institutions and federal funds sold. Cash flows are reported net for customer loan and deposit transactions, securities sold under agreements to repurchase with original maturity of 90 days or less and U.S. Treasury demand notes.

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

Earnings and Dividends Per Share
Basic and diluted earnings per common share are computed under a new accounting standard, SFAS No. 128, effective beginning with the quarter ended December 31, 1997. All prior earnings per common share amounts have been restated to be comparable. Basic earnings per common share is based on net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share shows the diluted effect of any additional potential common shares. Earnings and dividends per common share are restated for all stock splits and stock dividends. The average number of shares used to calculate basic earnings per share for the periods ending September 30, 1998 and September 30, 1997 were 960,740 and 932,365 respectively. The average number of shares used to calculate diluted earnings per share for the periods ending September 30, 1998 and September 30, 1997 were 965,786 and 934,315 respectively.

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

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
Total assets for the quarter ending September 30, 1998 increased slightly to $172,557,000 from the $172,405,000 at the quarter ending December 31, 1997. Total loans were $129,588,000 as of September 30, 1998. This is a $5,067,000 or 4.1% increase from December 31, 1997 balance of $124,521,000. The increase was primarily a result of demand for business and home mortgage loans.

Investment securities totaled $30,630,000 at September 30, 1998, compared to $28,820,000 at December 31, 1997. The current flat Treasury yield curve, and relatively low interest rates have reduced the desirability of investments. All security purchases are classified as available for sale.

Deposits increased 1.0% during the period. Total deposits at September 30, 1998 were $135,339,000 compared to $133,947,000 at December 31, 1997. Federal Home Loan Bank (FHLB) advances decreased to $11,000,000 from $13,000,000 at December 31, 1997.

The board of directors authorized management to repurchase a maximum of 50,000 shares of CNFC stock. At September 30, 1998, management had negotiated in private transactions or purchased on the open market 17,736 shares at a cost of $682,336.

LIQUIDITY
Management defines liquidity as the ability to fund appropriate levels of credit worthy loans, meet the immediate cash withdrawal requirements of depositors, and maintain access to sufficient resources to meet unexpected contingencies at a reasonable cost and or with minimum losses.

While modest loan growth continues, the Bank's deposit base has not increased at the same rate. The loan to deposit ratio based on ending balances was 95.7% at September 30, 1998 compared to 93.0% at December 31, 1997. Management is confident that the combination of available FHLB advances, Federal funds lines of credit, the available for sale investment portfolio, and our ability to sell mortgage loans and the government guaranteed portion of commercial loans provides adequate short and medium term sources of liquidity. At a minimum the Bank has the following available to meet short term liquidity needs: $2,100,000 in Fed funds sold, $8,000,000 in available FHLB advances and $6,000,000 in short term lines of credit with correspondent banks.

CNFC also needs cash to pay dividends to its shareholders. The primary source of cash is the dividends paid to CNFC by the Bank. Management believes that cash from operations is sufficient to supply the cash needed to continue paying a reasonable dividend.


ASSET QUALITY AND THE ALLOWANCE FOR LOAN LOSS
The allowance for loan losses was 1.75% of total loans at September 30, 1998 compared to 1.66% at December 31, 1997. Loans past due greater than 30 days totaled $968,000 or .7% of total loans. Loan quality remains at acceptable levels compared to long term historical trends.

Net year to date charge-offs totaled $65,000 compared to $137,000 for the nine months ending September 30, 1997. During the quarter the Bank expensed a provision of $90,000 to the allowance compared to $90,000 during the same period in 1997. Management continues to systematically evaluate the adequacy of the allowance such that the balance is commensurate with the performance of the loan portfolio, general market conditions and other relevant factors.

CAPITAL RESOURCES
CNFC's capital ratios continue to exceed regulatory guidelines for a "well capitalized" institution. A summary of CNFC's capital ratios follows:


                        September 30,    December 31,     September     December 31,     Minimum Required to be Well
                             1998            1997         30, 1997          1996          Capitalized Under Prompt
                                                                                        Corrective Action Regulations
Total capital to risk
weighted assets              14.8%          14.7%           14.8%           14.3%                   10.0%
                             ====           ====            ====            ====                    ====
Tier 1 capital to
risk weighted assets         13.5%          13.5%           13.6%           13.0%                    6.0%
                             ====           ====            ====            ====                    ====
Tier 1 capital to
average assets               10.1%          10.3%           10.2%            9.4%                    5.0%
                             ====           ====            ====            ====                    ====


RESULTS OF OPERATIONS
Net income for the quarter ended September 30, 1998 was $645,000, an increase of $23,000 compared to the same period in 1997. The third quarter of 1998 benefited from strong mortgage loan activity including new home purchases and refinancing resulting in $88,000 in gains on loan sales. Year to date net income totaled $1,859,000 compared to $1,091,000 for the same period of 1997.

Return on average shareholders' equity for the three months ended September 30, 1998 and 1997 was 14.46% and 15.14% respectively. Return on average assets for the three months ending September 30, 1998 and 1997 was 1.48% and 1.52% respectively. Year to date return on average equity was 14.06% and 9.05% for 1998 and 1997 respectively. Year to date return on average assets was 1.43% and
 .89% for 1998 and 1997 respectively.

Net Interest Income
The following table illustrates the effect that changes in rates and volumes of interest-earning assets and interest-bearing liabilities had on net interest income for the three and nine months ending September 30, 1998 and 1997.


                                            Three Months Ending                   Nine Months Ending
                                               September 30,                        September 30,

                                          1998              1997                1998              1997
Interest Income (tax equivalent)     $  3,511,000       $  3,387,000       $ 10,436,000       $ 10,032,000
Interest Expense                        1,481,000          1,423,000          4,492,000          4,204,000
                                     ------------       ------------       ------------       ------------
Net Interest Income                  $  2,030,000       $  1,964,000       $  5,944,000       $  5,828,000
                                     ============       ============       ============       ============

Average Volume
Interest-earning Assets              $164,881,000       $154,742,000       $165,084,000       $154,849,000
Interest-bearing Liabilities          137,916,000        130,440,000        138,991,000        131,436,000
                                     ------------       ------------       ------------       ------------
Net differential                     $ 26,965,000       $ 24,302,000       $ 26,093,000       $ 23,413,000
                                     ============       ============       ============       ============

Average Yields/Rates
Yield on Earning Assets                      8.45%              8.68%              8.45%              8.66%
Rate Paid on Liabilities                     4.26%              4.33%              4.32%              4.28%
                                     ------------       ------------       ------------       ------------

Interest Spread                              4.19%              4.35%              4.13%              4.38%
                                     ============       ============       ============       ============

Net Interest Margin                          4.88%              5.03%              4.81%              5.03%
                                     ============       ============       ============       ============


The change in net interest income is attributable to the following:

                       Three Months Ending September 30, 1998        Nine Months Ending September 30, 1998
                         Volume         Rate          Inc/(Dec)       Volume         Rate          Inc/(Dec)
Interest Earning
Assets                $ 165,000      $ (40,000)      $ 125,000      $ 526,000      $(122,000)      $ 404,000

Interest Bearing
Liabilities              89,000        (30,000)         59,000        303,000        (15,000)        288,000
                      ---------      ---------       ---------      ---------      ---------       ---------
Net Interest
Income                $  76,000      $ (10,000)      $  66,000      $ 223,000      $(107,000)      $ 116,000
                      =========      =========       =========      =========      =========       =========


The increase in net interest income is due to an increase in earning assets. Net interest margin for the three months ending September 30, 1998 decreased to 4.88% compared to 5.03% for the three months ending September 30, 1997. Several factors have lead to the decrease in margin. A drop in long term interest rates has resulted in a general trend to refinancing of home mortgage loans at lower rates, the drop in interest rates has also made it difficult to replace maturing investments and business loans with assets earning comparable yields. Market pressures have made it more difficult to reduce deposit rates quickly enough to offset the decrease in yield on earning assets. In the short term, the Bank's earning assets are more sensitive to shifts in interest rates than are the interest bearing liabilities. The same trend occurred for the nine months ending September 30 1998 and 1997.

Non-interest Income
Non-interest income for the three months ending September 30, 1998 was $319,000. This represents a $37,000 or 10.4% decrease over the same period in 1997. Year to date 1998 non interest income was $1,012,000 compared to $777,000 during the same period in 1997.

The low interest rates during 1998 have resulted in a significant increase in mortgage loan refinances. A majority of the 15 and 30 year fixed rates loans originated were sold to the secondary market. This resulted in a significant increase in gains on mortgage loan sales. Also, the Bank's receivable factoring program has performed well.

Non-interest Expense
Non-interest expense for the three months ending September 30, 1998 totaled $1,265,000. This represents a $7,000 decrease over the same period in 1997.

Year to date non-interest expense totaled $ 3,835,000 compared to $4,575,000 for the same period in 1997. Comparing the September 30, 1998 year to date results with September 30, 1997 year to date results adjusted for the $547,000 non-recurring charge, non interest expense decreased $194,000 or 4.8%.

In general, overhead expenses were lower due to management's continued emphasis on controlling expenses. CNFC's ratio of non-interest expense to average assets for the quarter ending September 30, 1998 decreased to 2.94 % from 3.11% for the quarter ending September 30, 1997.

Salary and benefit expense for the three months ending September 30, 1998 totaled $648,000 compared to $604,000 an increase of $14,000 or 7.2%. At September 30, 1997, the Bank had several unfilled positions. The increase is largely attributable to filling the vacant positions. The increase also reflects normal base salary increases, and a general increase in the cost of medical insurance and other benefit plans. Management continues to focus on the optimal use of our employees and associated control of overhead costs.

Occupancy and equipment expense for the three months ending September 30, 1998 increased $18,000 or 8.0% compared to same period of 1997. Increased depreciation expense related to changes in the estimated useful life of various technology related assets is the primary cause for this increase.

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

The following table provides information about the Corporation's financial instruments that are sensitive to changes in interest rates as of September 30, 1998. The Corporation had no derivative financial instruments, or trading portfolio, as of that date. The expected maturity date values for loans receivable, mortgage-backed securities, and investment securities were calculated without adjusting the instrument's contractual maturity date for expectations of prepayments. Expected maturity date values for interest-bearing core deposits were not based upon estimates of the period over which the deposits would be outstanding, but rather the opportunity for repricing.

Principal/Notional Amount Maturing in:

                                  1998       1999       2000       2001        2002     Thereafter    Total     Fair Value
Rate Sensitive Assets
Fixed interest rate loans        $2,370     $7,020    $10,502    $14,926      $9,180     $29,006     $73,004     $75,225
          Average interest rate   10.31%      9.69%      9.45%      8.65%       8.64%       7.96%       8.63%
Variable interest rate loans      5,735     13,474      3,019      4,415       5,106      24,835      56,584      56,584
          Average interest rate   10.02%      9.68%      9.67%      9.58%       9.42%       8.46%       9.15%
Fixed interest rate securities    1,265      5,080      5,445      4,985       3,760       9,680      30,215      31,153
          Average interest rate    8.88%      6.50%      6.38%      6.12%       6.29%       7.00%       6.65%
FHLB stock                        1,391                                                                1,391       1,391
          Average interest rate    8.03%                                                                8.03%
Federal funds sold                2,100                                                                2,100       2,100
          Average interest rate    5.72%                                                                5.72%

Rate Sensitive Liabilities:
Non-interest bearing demand      16,325                                                               16,325      16,325

Interest bearing demand          41,589                                                               41,589      41,589
          Average interest rate    2.72%                                                                2.72%
Savings                          20,585                                                               20,585      20,585
          Average interest rate    2.18%                                                                2.18%
Time deposits                    15,337     28,497      7,235      2,757       1,599       1,414      56,840      57,096
          Average interest rate    4.98%      4.86%      5.10%      5.20%       4.74%       5.09%       4.94%
Repurchase agreements             6,606                                                                6,606       6,606
          Average interest rate    5.03%                                                                5.03%
U.S. Treasury demand notes          417                                                                  417         417
          Average interest rate    5.52%                                                                5.52%
Fixed rate FHLB advances          1,000      3,000      4,000      1,000                   2,000      11,000      10,715
          Average interest rate    5.88%      6.11%      6.40%      6.50%                   5.52%       6.07%



YEAR 2000 ISSUES
CNFC is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "Year 2000" will affect virtually every computer operation in some way by the rollover of the two digit value used to represent the year to 00. The issue is whether computer software will properly recognize the date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system failure.

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

Management has obtained representation from all critical vendors regarding the fitness of their products related to the year 2000 issue. We are in the process of remediating those critical systems that may not be year 2000 compliant. We are also independently assessing and verifying and were necessary, testing the results of proxy testing and representation made by vendors. We anticipate that all critical systems will be compliant by December 31, 1998. In addition, we anticipate that all important but less critical systems will be remediated by March 31, 1999. The financial impact to CNFC as of September 1998 should not be material.

During the first quarter of 1998, the mid Michigan area experienced an unusually powerful storm system that interrupted electrical power for 4 business days. During the course of this event, we activated our disaster recovery plan, including the full staffing of operation of offsite imaging and mainframe sites.

We were able to adequately perform all necessary functions. From this experience we were able to revise and modify our disaster plan in preparedness for a complete system failure related to the year 2000 problem. However, we do not expect to activate this plan.

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


                                      Commercial National Financial Corporation
                                                    (Registrant)
Date: November 12 ,1998


                                      /s/ Jeffrey S. Barker
                                      ------------------------------------------
                                      Jeffrey S. Barker
                                      President and Chief Executive Officer

                                      /s/ Patrick G. Duffy
                                      ------------------------------------------
                                      Patrick G. Duffy
                                      Vice President and Chief Financial Officer

                               Index to Exhibits

Exhibit
  No.                         Description
  ---                         -----------
  27                          Financial Data Schedule