Form 10-K405
period 1998-12-31
COMMERCIAL NATIONAL FINANCIAL CORP /MI
filed 1999-03-26
CIK 828535

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


  /X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1998
                                       OR

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

                           Common Stock, no par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes  X     No
                                        ----      ----

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

            Aggregate market value as of March 12, 1999: $25,783,791

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Common Stock outstanding as of March 12, 1999: 997,739 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's annual report to security holders for the year ended December 31, 1998, are incorporated by reference in Part II and Part IV.

Portions of the registrant's proxy statement for its April 27, 1999, annual shareholders meeting are incorporated by reference in Part III.
================================================================================

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

The Bank's business is concentrated in a single industry segment - commercial banking. The Bank provides a full range of banking services to individuals, agricultural businesses, commercial businesses and light industries located in its service area. The Bank maintains a diversified loan portfolio, including loans to individuals for home mortgages, automobiles and personal expenditures, and loans to business enterprises for current operations and expansion. The Bank offers a variety of deposit vehicles, including checking, savings, money market, individual retirement accounts and certificates of deposit.

The principal markets for the Bank's financial services are the mid-Michigan communities in which the Bank is located and the areas immediately surrounding these communities. The Bank serves these markets through seven offices located in and near these communities. Neither the Corporation nor the Bank has any material foreign assets or income.

The principal source of revenue for the Corporation and its subsidiary is interest and fees on loans. On a consolidated basis, interest and fees on loans accounted for 75.92% of the Corporation's total revenues in 1998, 79.69% in 1997, and 79.82% in 1996. Interest on investment securities accounted for 11.19% of the Corporation's total revenues in 1998, 9.85% in 1997, and 13.03% in 1996.

At December 31, 1998, the Bank had no significant concentrations of loans to any group of borrowers engaged in similar activities that would be impacted by economic or other conditions.

The business of banking is highly competitive. In addition to competition from other commercial banks, banks face competition from non-bank financial institutions. Savings associations compete with commercial banks for deposits and loans. Credit unions and finance companies compete for consumer loans. Commercial banks compete for deposits with other entities such as mutual funds and corporate and government debt securities. Financial service providers compete for customers principally through price (interest rates paid on deposits, interest rates charged on borrowings and fees charged for services) and service (convenience and quality of services rendered to customers).

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

The FDIC Improvement Act of 1991 (the "FDIC Improvement Act"), revised sections of the Federal Deposit Insurance Act affecting bank regulation, deposit insurance and provisions for the funding of the bank insurance fund. The FDIC Improvement Act also revised bank regulatory structures embodied in several other federal banking statutes, links the bank regulators' authority to intervene to the deterioration of a bank's capital level, places limits on real estate lending and increases audit requirements. Among the significant revisions that could have an impact on the Corporation is the authority granted to the FDIC to impose special assessments on insured depository institutions to repay FDIC borrowings from the United States Treasury or other sources and to establish semiannual assessment rates on bank insurance fund member banks so as to maintain the bank insurance fund at the designated reserve ratio defined in the FDIC Improvement Act. The FDIC Improvement Act also required the FDIC to implement a system of risk-based premiums for deposit insurance pursuant to which the premiums paid by a depository institution are based on the perceived probability that the bank insurance fund will incur a loss in respect of such institution.

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

The Bank owns the property for five of the branch office locations. One branch office is leased pursuant to a lease that expires August 1, 2008, subject to 2 renewals of 10 years each. The Corporation considers all of its facilities to be well maintained and in generally good operating condition and suitable for the purposes for which they are intended.

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS.

The information under the captions "Common Stock Information" and "Dividend Information" of the registrant's annual report to shareholders for the year ended December 31, 1998, is here incorporated by reference to Exhibit 13.

ITEM 6. SELECTED FINANCIAL DATA.

The information under the caption "Selected Financial Data" of the registrant's annual report to shareholders for the year ended December 31, 1998, is here incorporated by reference to Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information under the heading "Management's Discussion and Analysis and Results of Operations" of the registrant's annual report to shareholders for the year ended December 31, 1998, is here incorporated by reference to Exhibit 13.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information under the heading "Quantitative and Qualitative Disclosures About Market Risk" of the registrant's annual report to shareholders for the year ended December 31, 1998, is here incorporated by reference to Exhibit 13.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements, notes and report of independent auditors' included in the registrant's annual report to shareholders for the year ended December 31, 1998, are here incorporated by reference to Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information set forth under the caption "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the registrant's definitive Proxy Statement for its April 27, 1999, annual meeting of shareholders is here incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information set forth under the captions "Compensation of Executive Officers" and "Compensation of Directors" in the registrant's definitive Proxy Statement for its April 27, 1999, annual meeting of shareholders is here incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information set forth under the caption "Voting Securities" in the registrant's definitive Proxy Statement for its April 27, 1999, annual meeting of shareholders is here incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information set forth under the caption "Certain Relationships" in the registrant's definitive Proxy Statement for its April 27, 1999, annual meeting of shareholders is here incorporated by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                  (a)(1)   Financial Statements.

The following financial statements, notes to financial statements, and report of independent auditor of the Corporation and its subsidiary are filed as part of this report:

                           Independent Auditors' Reports
                           Consolidated Balance Sheets - December 31, 1998 and
                             1997
                           Consolidated Statements of Income for each of the
                             three years ended December 31, 1998, 1997 and 1996
                           Consolidated Statements of Shareholders' Equity for
                             each of the three years in the period ended
                             December 31, 1998, 1997 and 1996
                           Consolidated Statements of Cash Flows for each of the
                              three years in the period ended December 31, 1998, 1997 and 1996
                           Notes to Consolidated Financial Statements

The financial statements, notes to financial statements, and report of independent auditor for the years ended December 31, 1998, 1997 and 1996 listed above are incorporated by reference in Item 8 of this report from the corresponding portions of the registrant's annual report to shareholders for the year ended December 31, 1998. With the exception of the portions of the registrant's annual report to shareholders for the year ended December 31, 1998 specifically incorporated herein by reference, such report shall not be deemed filed as part of this annual report on Form 10-K.

                      (2) All schedules have been omitted because they are inapplicable or otherwise not required.

                      (3) The following exhibits are filed as part of this report:

                  Number                       Exhibit
                  ------                       -------
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


                  10(a) 1991 Stock Option Plan. Previously filed as an exhibit to the registrant's Form 10-K for the year ended December 31, 1990. Here incorporated by reference.*

                  10(b)             Amendment to 1991 Stock Option Plan.
                                    Previously filed as an exhibit to the
                                    registrant's Form 10-K for the year ended
                                    December 31, 1995. Here incorporated by
                                    reference.*

                  10(c) Lease for Main Office. Previously filed as an exhibit to registrant's Form 10-K for the year ended December 31, 1991. Here incorporated by reference.

                  10(d)             Amendment to 1991 Stock Option Plan.*


                  10(e)             Change in Control Agreement.*

                  13 Incorporated Portions from 1998 Annual Report to Shareholders.


                  21 Subsidiary of Registrant. Previously filed as an exhibit to the registrant's Form S-4 filed

                                    January 22, 1988. Here incorporated by
                                    reference.

                  23                Consent of Certified Public Accountants.

                  27                Financial Data Schedule.

                  *  Management contract or compensatory plan or arrangement.

The registrant will furnish a copy of any exhibit listed above to any shareholder of the registrant without charge upon written request to Patrick Duffy, Commercial National Financial Corporation, 101 North Pine River Street, Ithaca, Michigan 48847.

                  (b) Reports on Form 8-K.

                      No reports were filed for the fourth quarter of 1998.

                  (c)Exhibits.

                      See Item 14(a)(3)

                  (d)Financial Statement Schedules.

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

                                  COMMERCIAL NATIONAL FINANCIAL CORPORATION
                                  (registrant)

March 26, 1999                    By:        /s/ Jeffrey S. Barker
                                          -------------------------------------
                                  Jeffrey S. Barker
                                  President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 26, 1999                                 /s/ Jeffrey S. Barker
                                               ---------------------------------
                                               Jeffrey S. Barker
                                               Director, President and Chief
                                               Executive Officer
                                               (Principal Executive Officer)

March 26, 1999                                 /s/ Richard F. Abbott
                                               ---------------------------------
                                               Richard F. Abbott
                                               Director

March 26, 1999                                 /s/ Jefferson P. Arnold
                                               ---------------------------------
                                               Jefferson P. Arnold
                                               Director


March 26, 1999                                 /s/ Don J. Dewey
                                               ---------------------------------
                                               Don J. Dewey
                                               Director


March 26, 1999                                 /s/ David A. Ferguson
                                               ---------------------------------
                                               David A. Ferguson
                                               Director


March 26, 1999                                 /s/ Kenneth R. Luneack
                                               ---------------------------------
                                               Kenneth R. Luneack
                                               Director


March 26, 1999                                 /s/ Kim C. Newson
                                               ---------------------------------
                                               Kim C. Newson
                                               Director


March 26, 1999                                 /s/ Howard D. Poindexter
                                               ---------------------------------
                                               Howard D. Poindexter
                                               Director


March 26, 1999                                 /s/ Scott E. Sheldon
                                               ---------------------------------
                                               Scott E. Sheldon
                                               Director


March 26, 1999                                 /s/ Russell M. Simmet
                                               ---------------------------------
                                               Russell M. Simmet
                                               Director


March 26, 1999                                 /s/ Patrick G. Duffy
                                               ---------------------------------
                                               Patrick G. Duffy
                                               (Principal Financial and
                                               Accounting Officer)


                                INDEX TO EXHIBITS


Number                              Exhibit                                      Page
------                              -------                                      ----

  3(a)            Restated Articles of Incorporation. Previously filed             *
                  as an exhibit to the registrant's
                  Form S-4 filed January 22, 1988. Here incorporated by            *
                  reference.


  3(b)            Bylaws. Previously filed as an exhibit to the registrant's       *
                  Form S-4 filed January 22, 1988. Here incorporated by
                  reference.


 10(a)            1991 Stock Option Plan. Previously filed as an exhibit to the    *
                  registrant's Form 10-K for the year ended December 31, 1990.
                  Here incorporated by reference.

 10(b)            Amendment to 1991 Stock Option Plan. Previously filed as an      *
                  exhibit to the registrant's Form 10-K for the year ended
                  December 31, 1995. Here incorporated by reference.

 10(c)            Lease for Main Office. Previously filed as an exhibit to         *
                  registrant's Form 10-K for the year ended December 31, 1991.
                  Here incorporated by reference.

 10(d)            Amendment to 1991 Stock Option Plan.                             10


 10(e)            Change in Control Agreement.                                     14


 13               Incorporated Portions from 1998 Annual Report to Shareholders.   17


 21               Subsidiary of Registrant. Previously filed as an exhibit to      *
                  the registrant's Form S-4 filed January 22, 1988. Here
                  incorporated by reference.

 23               Consent of Independent Certified Public Accountants.             18

 27               Financial Data Schedule.                                         20


------------------------
*This exhibit is filed by incorporation by reference to a prior filing.