Form 10-Q
period 1999-03-31
COMMERCIAL NATIONAL FINANCIAL CORP /MI
filed 1999-05-14
CIK 828535

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

            X Quarterly Report Pursuant to Section 13 or 15(d) of the
           --      Securities and Exchange Act of 1934

                For the quarterly period ended March 31, 1999, or

              Transition Report Pursuant to Section 13 or 15(d) of the
           --            Securities Exchange Act of 1934

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

    YES        X                            NO
        ------------------                      -----------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                        Outstanding at May 1, 1999
           -----                        --------------------------
        Common Stock                            1,002,946
        No Par Value

                  COMMERCIAL NATIONAL FINANCIAL CORPORATION

                                      INDEX

PART I                 FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated Balance Sheets as of
             March 31, 1999 and December 31, 1998                  (Page 3)

             Consolidated Statements of Income for
             the three months ended March 31, 1999 and March       (Page 4)
             31, 1998


             Consolidated Statements of Shareholders'
             Equity for the periods ended March 31, 1999           (Page 5)
             and  December 31, 1998

             Consolidated Statements of Cash Flows for the
             three months ended March 31, 1999 and                 (Page 6)
             March 31, 1998

             Notes to Consolidated Financial Statements            (Page 7-10)

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                   (Page 11-17)

PART II                  OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K
             a)       Exhibit 27-Financial Data Schedule           (Page 20)
             b)       Reports on Form 8-K                          (Page 18)

SIGNATURES                                                         (Page 19)

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                March 31, 1999 (Unaudited) and December 31, 1998

                                                                               March 31,       December 31,
                                                                                 1999              1998
                                                                                 ----              ----
                                                                              (Unaudited)
ASSETS
Cash and due from banks                                                     $  5,417,918    $   8,555,428
Federal funds sold                                                               200,000        4,000,000
                                                                            ------------    -------------
       Total cash and cash equivalents                                         5,617,918       12,555,428
Securities available for sale                                                 19,683,938       17,311,849
Securities held to maturity (fair value $10,721,981 -
    March 31, 1999; $12,510,000 - December 31, 1998)                          10,298,016       12,017,433
Federal Home Loan Bank stock, at cost                                          1,391,300        1,391,300
Loans receivable, net of allowance for loan losses
    $2,492,308 - March 31, 1999; $2,343,976 - December 31, 1998              135,667,464      133,525,631
Premises and equipment, net                                                    2,794,471        2,790,001
Accrued interest receivable and other assets                                   1,801,633        1,503,999
                                                                            ------------    -------------

       Total assets                                                         $177,254,740    $ 181,095,641
                                                                            ============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
       Deposits
              Noninterest-bearing demand                                    $ 16,958,620    $  20,048,154
              Interest-bearing demand                                         23,961,184       25,461,761
              Savings                                                         40,287,807       38,783,466
              Time                                                            57,941,699       56,881,316
                                                                            ------------    -------------
                    Total deposits                                           139,149,310      141,174,697
       Securities sold under agreements to repurchase                          7,739,090        6,965,058
       U.S. Treasury demand notes                                                357,629        1,552,997
       Federal Home Loan Bank advances                                        10,500,000       11,500,000
       Accrued expenses and other liabilities                                  1,595,267        2,242,787
                                                                            ------------    -------------
              Total liabilities                                              159,341,296      163,435,539

Shareholders' equity
       Common stock and paid in capital, no par value:  5,000,000 shares authorized; shares issued and outstanding
         March 31, 1999 - 997,807 and December 31,
         1998 - 994,331                                                       17,640,737       17,525,466
       Retained earnings (deficit)                                               204,642           (8,483)
       Accumulated other comprehensive income, net of tax                         68,065          143,119
                                                                            ------------    -------------
              Total shareholders' equity                                      17,913,444       17,660,102
                                                                            ------------    -------------

                    Total liabilities and shareholders' equity              $177,254,740    $ 181,095,641
                                                                            ============    =============


-------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                Periods ended March 31, 1999 and 1998 (Unaudited)

                                                           For Three Months
                                                            Ended March 31,
                                                          1999          1998
                                                       ----------    ----------
Interest and dividend income
    Loans receivable, including fees                   $2,839,137    $2,748,620
    Taxable securities                                    233,288       253,745
    Nontaxable securities                                 165,183       175,358
    Federal funds sold                                     37,659       118,665
    Federal Home Loan Bank stock dividends                 27,445        27,445
                                                       ----------    ----------
        Total interest and dividend income              3,302,712     3,323,833

Interest expense
    Deposits                                            1,095,995     1,222,423
    Securities sold under agreements to repurchase         77,615        67,784
    Federal Home Loan Bank advances                       164,696       204,161
    Other                                                   4,547         5,806
                                                       ----------    ----------
        Total interest expense                          1,342,853     1,500,174

Net interest income                                     1,959,859     1,823,659

Provision for loan losses                                  90,000        90,000
                                                       ----------    ----------

Net interest income after provision for loan losses     1,869,859     1,733,659

Noninterest income
    Service charges and fees                              109,824       109,831
    Net gains on loan sales                                82,636       101,051
    Receivable financing fees                              90,668       105,820
    Other                                                  68,535         7,595
                                                       ----------    ----------
        Total noninterest income                          351,663       324,297

Noninterest expenses
    Salaries and employee benefits                        672,864       633,266
    Occupancy and equipment                               249,336       262,040
    FDIC insurance                                          5,583         5,457
    Printing, postage and supplies                         70,581        46,238
    Professional and outside services                      80,754        52,479
    Other                                                 252,866       256,493
                                                       ----------    ----------
        Total noninterest expense                       1,331,984     1,255,973
                                                       ----------    ----------

Income before income tax expense                          889,538       801,983

Income tax expense                                        247,600       197,116
                                                       ----------    ----------

Net income                                             $  641,938    $  604,867
                                                       ==========    ==========

Per share information
    Basic earnings                                     $     0.64    $     0.60
    Diluted earnings                                   $     0.64    $     0.60
    Dividends declared                                 $     0.43    $     0.34


-------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  Periods ended March 31, 1999 (Unaudited) and
                                December 31, 1998

                                                                                        Accumulated
                                                          Common                             Other
                                                        Stock and        Retained      Comprehensive         Total
                                                         Paid in         Earnings          Income        Shareholders'
                                                         Capital        (deficit)        Net of Tax          Equity
-------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                        $ 16,231,861        $ 647,697          $ 3,584        $ 16,883,142

Comprehensive income:
Net income                                                              2,560,014                            2,560,014
 Net change in unrealized gains on
   securities available for sale                                                           211,418             211,418
Tax effect                                                                                 (71,883)            (71,883)
                                                                                        ----------        ------------
Total other comprehensive income                                                           139,535             139,535
                                                                                                          ------------
     Total comprehensive income                                                                              2,699,549
                                                                                                          ------------
Cash dividends declared, $1.47 per share                               (1,476,518)                          (1,476,518)

Issued 47,779 shares in payment of
    5% stock dividend                                  1,735,374       (1,739,676)                              (4,302)

Issued 16,622 shares under dividend
   reinvestment program                                  548,186                                               548,186

Issued 4,943 shares under stock option plans             122,357                                               122,357

Repurchase of 29,997 shares                           (1,112,312)                                           (1,112,312)
                                                    ------------                                          ------------
Balance at December 31, 1998                          17,525,466           (8,483)         143,119          17,660,102

Comprehensive income:
Net income                                                                641,938                              641,938
 Net change in unrealized gains on
   securities available for sale                                                          (113,718)           (113,718)
Tax effect                                                                                  38,664              38,664
                                                                                        ----------        ------------
Total other comprehensive income                                                           (75,054)            (75,054)
                                                                                                          ------------
     Total comprehensive income                                                                                566,884

Cash dividends declared, $.43 per share                                  (428,813)                            (428,813)

Issued 4,416 shares under dividend
   reinvestment program                                  151,852                                               151,852

Issued 605 shares under stock option plans                22,076                                                22,076

Repurchase of 2,200 shares                               (83,700)                                              (83,700)

Issued 654 shares to employee stock
  ownership plan                                          25,043                                                25,043
                                                    ------------        ---------         --------        ------------
Balance at March 31, 1999                           $ 17,640,737        $ 204,642         $ 68,065        $ 17,913,444
                                                    ============        =========         ========        ============


-------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.
                                        5

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Periods ended March 31, 1999 and 1998 (Unaudited)
-------------------------------------------------------------------------------

                                                                             For Three Months Ended
                                                                                   March 31,
                                                                               1999            1998
                                                                          ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                            $    641,938     $    604,867
    Adjustments to reconcile net income to net
      cash from operating activities
          Provision for loan loss                                               90,000           90,000
          Net gains on loan sales                                              (82,636)         (46,244)
          Originations of loans held for sale                               (3,967,938)      (4,184,787)
          Proceeds from sales of loans held for sale                         4,019,351        4,231,031
          Depreciation, amortization and accretion                             180,133          129,465
          Net change in accrued interest receivable and other assets          (205,088)        (254,254)
          Net change in accrued expenses and other liabilities                (647,520)         (92,419)
                                                                          ------------     ------------
               Net cash from operating activities                               28,240          477,659

CASH FLOWS FROM INVESTING ACTIVITIES
          Purchases of securities available for sale                        (2,515,863)      (9,068,396)
          Proceeds from maturities of securities available for sale                 --        3,000,000
          Proceeds from maturities of securities held to maturity            1,716,600        2,000,000
          Purchases of securities held to maturity                                  --               --
          Net change in loans                                               (2,258,644)      (3,082,144)
          Purchases of premises and equipment, net                            (147,578)         (15,671)
                                                                          ------------     ------------
               Net cash from investing activities                           (3,205,485)      (7,166,211)

CASH FLOW FROM FINANCING ACTIVITIES
          Net change in deposits                                            (2,025,387)         174,769
          Net change in securities sold under agreements to repurchase         774,032        1,543,320
          Net change in U.S. Treasury demand notes                          (1,195,368)      (2,222,678)
          Repayment of Federal Home Loan Bank advances                      (1,000,000)              --
          Repurchase of common stock shares                                    (83,700)              --
          Dividends paid and fractional shares                                (428,813)        (345,383)
          Proceeds from sale of common stock                                   198,971          143,895
                                                                          ------------     ------------
               Net cash from financing activities                           (3,760,265)        (706,077)
                                                                          ------------     ------------

Net change in cash and cash equivalents                                     (6,937,510)      (7,394,629)

Cash and cash equivalents, at beginning of year                             12,555,428       15,176,724
                                                                          ------------     ------------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                               $  5,617,918     $  7,782,095
                                                                          ============     ============
Cash paid during the period for
          Interest                                                        $  1,379,642     $  1,512,871
          Federal income taxes                                                 333,000           70,373


-------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.
                                        6

             Notes to Consolidated Financial Statements (Unaudited)

Note 1-Summary of Significant Accounting Policies

Basic Presentation
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with Rule 10-01 of regulation S-X and the instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial condition of Commercial National Financial Corporation as of March 31, 1999 and December 31, 1998, and the results of its operations for the three months ending March 31, 1999 and March 31, 1998. The results for the three months ended March 31, 1999 are not necessarily indicative of the results expected for the full year.

Principals of Consolidation
The accompanying consolidated financial statements include the accounts of Commercial National Financial Corporation (CNFC), Commercial Bank (Bank) and CNFC Financial Services, Inc., a wholly owned subsidiary of the Bank. All material intercompany accounts and transactions have been eliminated in consolidation.

Nature of Operations, Industry Segments and Concentrations of Credit Risk
The Corporation is a one-bank holding company which conducts limited business activities. The Bank performs the majority of business activities.

The Bank provides a full range of banking services to individuals, agricultural businesses, commercial businesses and light industries located in its service area. It maintains a diversified loan portfolio, including loans to individuals for home mortgages, automobiles and personal expenditures, and loans to business enterprises for current operations and expansion. The Bank offers a variety of deposit products, including checking, savings, money market, individual retirement accounts and certificates of deposit. While the Corporation's chief decision makers monitor the revenue stream of various Corporate products and services, operations are managed and financial performance is evaluated on a Corporation-wide basis. Accordingly, all of the Corporation's banking operations are considered by management to be aggregated into one operating segment.

The principal markets for the Bank's financial services are the Michigan communities in which the Bank is located and the areas immediately surrounding these communities. The Bank serves these markets through seven offices located in Gratiot and Montcalm Counties in Michigan.

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

Securities
Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with net unrealized holding gains and losses reported separately in shareholders' equity, net of tax. Trading securities are bought principally for sale in the near term, and are reported at fair value with unrealized gains and losses included in earnings. Securities are written down to fair value when a decline in fair value is not temporary. CNFC did not classify securities for trading at any time during 1999 or 1998.

Gains and losses on sales are determined using the amortized cost of the specific security sold. Interest and dividend income, adjusted by amortization of purchase premiums and discounts, is included in earnings.

Loans Held for Sale
Loans held for sale are reported at the lower of cost or market value in the aggregate. Net unrealized losses are recorded in a valuation allowance by charges to income.

Loans Receivable
Loans receivable are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term.

Interest income is not reported when full loan repayment is in doubt, typically when payments are past due over 90 days, unless the loan is both well secured and in the process of collection. Payments received on such loans are reported as principal reductions.

Allowance for Loan Losses
The allowance for loan losses is a valuation allowance for probable credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Estimating the risk of loss and the amount of loss on any loan is necessarily subjective. Accordingly, management estimates the allowance balance required based on past loan loss experience, known and inherent risks in the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off. A problem loan is charged-off by management as a loss when deemed uncollectible, although collection efforts continue and future recoveries may occur.

Loan impairment is reported when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage and consumer loans and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when it is probable that all principal and interest amounts will not be collected according to the original terms of the loan.

Premises and Equipment
Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using a combination of straight-line and accelerated methods with useful lives ranging from 10 to 40 years for buildings and improvements, and 3 to 10 years for furniture and equipment. These assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. Maintenance, repairs and minor alterations are charged to current operations as expenditures occur. Major improvements are capitalized.

Servicing Rights
 Servicing rights represent both purchased rights and the allocated value of servicing rights retained on loans sold. Servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues.

Impairment is evaluated based on the fair value of the rights, using groupings of the underlying loans as to interest rates and then, secondarily, as to geographic and prepayment characteristics. Any impairment of a grouping is reported as a valuation allowance.

Excess servicing receivable is reported when a loan sale results in servicing in excess of normal amounts and is expensed over the life of the servicing on the interest method.

Other Real Estate Owned
Real estate properties acquired in collection of a loan receivable are recorded at fair value at acquisition. Any reduction to fair value from the carrying value of the related loan is accounted for as a loan loss. After acquisition, a valuation allowance reduces the reported amount to the lower of the initial amount or fair value less costs to sell. Expenses, gains and losses on disposition, and changes in the valuation allowance are reported in other expense.

Goodwill and Identified Intangibles
Goodwill is the excess of purchase price over identified net assets in business acquisitions. Goodwill is expensed on the straight-line method over no more than 25 years. Identified intangibles represent the value of depositor relationships purchased and are expensed on accelerated methods over 10 years. Goodwill and identified intangibles are assessed for impairment based on estimated undiscounted cash flows, and written down if necessary.

Securities Sold Under Agreements to Repurchase
All of these liabilities represent amounts advanced by various customers and are secured by securities owned, as they are not covered by general deposit insurance.

Employee Benefits
A benefit plan with 401(k) features cover substantially all employees. The plan allows participant compensation deferrals. The amount of any Corporation matching contribution is based solely on the discretion of the board of directors. Historically, the Corporation has matched up to 6% of such deferrals at 100%.

Expense for employee compensation under stock option plans is reported only if options are granted below market price at grant date.

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

Earnings and Dividends Per Share
Basic earnings per common share is based on net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share shows the diluted effect of any additional potential common shares. Earnings and dividends per common share are restated for all stock splits and stock dividends.

Stock Dividends
Dividends issued in stock are reported by transferring the market value of the stock issued from retained earnings to common stock and additional paid-in capital. Fractional shares are paid in cash for all stock dividends.

Comprehensive Income
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes the change in unrealized appreciation and depreciation on securities available for sale, net of tax, which is also recognized as a separate component of shareholders' equity.

Financial Instruments with Off-Balance-Sheet Risk
The Corporation, in the normal course of business, makes commitments to make loans, which are not recorded in the financial statements.

Fair Values of Financial Instruments
Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed separately. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. The fair value estimates of existing on-and off-balance-sheet financial instruments does not include the value of anticipated future business or values of assets and liabilities not considered financial instruments.

Reclassifications
Some items in the prior year financial statements have been reclassified to conform with the current year presentation.

ITEM 2:  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Financial Condition
Total assets for the quarter ending March 31, 1999 decreased to $177,255,000 from the $181,096,000 at the quarter ending December 31, 1998. Total loans were $138,160,000 as of March 31,1999. This is a $2,290,000 or 1.6% increase from
December 31, 1998 balance of $135,870,000. The increase was primarily a result of demand for business and home mortgage loans. Investment securities increased slightly to $29,982,000 at March 31, 1999 compared to $29,329,000 at December 31, 1998.

Deposits decreased 1.4% during the period. Total deposits at March 31, 1999 were $139,149,000 compared to $141,175,000 at December 31, 1999. Federal Home Loan Bank (FHLB) advances decreased to $10,500,000 from $11,500,000 at December 31, 1998. Fed funds sold and securities sold under repurchase agreement were the primary funding sources for loans.

Liquidity
Management defines liquidity as the ability to fund appropriate levels of credit worthy loans, meet the immediate cash withdrawal requirements of depositors, and maintain access to sufficient resources to meet unexpected contingencies at a reasonable cost and or with minimum losses.

While modest loan growth continues, the Bank's deposit base has not increased at the same rate. The loan to deposit ratio based on ending balances was 99.3% compared to 96.2% at December 31, 1998. Management is confident that the combination of available FHLB advances, Federal funds lines of credit, the available for sale investment portfolio, and our ability to sell mortgage loans and the government guaranteed portion of commercial loans provides adequate short and medium term sources of liquidity. At a minimum the Bank has the following available to meet short term liquidity needs: $13,500,000 in available FHLB advances and $9,000,000 in short term lines of credit with correspondent banks.

CNFC also needs cash to pay dividends to its shareholders. The primary source of cash is the dividends paid to CNFC by the Bank. Management believes that cash from operations is sufficient to supply the cash needed to continue paying a reasonable dividend.


Asset Quality and the Allowance for Loan Loss
The allowance for loan losses was 1.80% of total loans at March 31, 1999 compared to 1.73% at December 31, 1998. Loans past due greater than 30 days totaled $223,000 or .2% of total loans. Loan quality remains at acceptable levels compared to long term historical trends.

Net year to date recoveries totaled $58,000 compared to net charge-offs of $4,000 for the three months ending March 31, 1998. During the quarter the Bank expensed a provision of $90,000 to the allowance compared to $90,000 during the same period in 1998. Management continues to systematically evaluate the adequacy of the allowance such that the balance is commensurate with the performance of the loan portfolio, general market conditions and other relevant factors.

Capital Resources
CNFC's capital ratios continue to exceed regulatory guidelines for a "well capitalized" institution. A summary of CNFC's capital ratios follows:


                                                                                          Minimum Required to be Well
                            March 31,     December 31,     March 31,     December 31,      Capitalized Under Promptx
                              1999            1998            1998           1997        Corrective Action Regulations
                              ----            ----            ----           ----        -----------------------------
Total capital to risk         14.3%           14.3%          14.8%           14.7%                   10.0%
                              =====           =====          =====           =====                   =====
weighted assets
Tier 1 capital to risk        13.0%           13.0%          13.6%           13.5%                   6.0%
                              =====           =====          =====           =====                   ====
weighted assets
Tier 1 capital to             10.0%           9.9%            9.9%           10.3%                   5.0%
                              =====           ====            ====           =====                   ====

average assets

Results of Operations
Net income for the quarter ended March 31, 1999 was $642,000, an increase of $37,000, or 6.1% compared to the same period in 1998.

Return on average shareholders' equity for the three months ended March 31, 1999 and 1998 was 14.40% and 14.21% respectively. Return on average assets for the three months ending March 31, 1999 and 1998 was 1.46% and 1.41% respectively.

Net Interest Income
The following table illustrates the effect that changes in rates and volumes of interest-earning assets and interest-bearing liabilities had on net interest income for the three months ending March 31, 1999 and 1998.



                                         1999            1998
                                    ------------     ------------
Interest Income (tax equivalent)    $  3,469,424     $  3,502,936
Interest Expense                       1,342,853        1,500,174
                                    ------------     ------------
Net Interest Income                 $  2,126,571     $  2,002,762

Average Volume
Interest-earning Assets             $170,930,157     $166,267,989
Interest-bearing Liabilities         140,835,882      139,712,137
                                    ------------     ------------
Net Differential                    $ 30,094,275     $ 26,555,852
                                    ============     ============

Average Yields/Rates
Yield on Earning Assets                     8.23%            8.54%
Rate Paid on Liabilities                    3.87%            4.35%
                                    ------------     ------------

Interest Spread                             4.36%            4.19%
                                    ============     ============

Net Interest Margin                         5.05%            4.89%
                                    ============     ============

The change in net interest income is attributable to the following:

                                      Three Months Ending
                                         March 31, 1999
                                 Volume        Rate       Inc/(Dec)
                                --------     --------     --------
Interest Earning Assets         $ 47,600     $(87,692)    $(40,092)
Interest Bearing Liabilities      (8,307)     (50,639)     (58,946)
                                --------     --------     --------
Net Interest Income             $ 55,907     $(37,053)    $ 18,854
                                ========     ========     ========

The increase in net interest income is due to an increase in earning assets and an increase in margin. Net interest margin for the three months ending March 31, 1999 increased to 5.05% compared to 4.89% for the three months ending March 31, 1998. In general, interest rates have declined during the last 12 months, and the yield curve remained flat. The Bank was able to improve margin through a combination of measures including: decreasing the rate paid on deposits and other funds faster than the rate decreased on earning assets, increasing the average earning balances, and shifting lower yielding earning assets to higher yielding business loans.

Non-interest Income
Non-interest income for the three months ending March 31, 1999 was $352,000. This represents a $28,000 or 8.6% increase over the same period in 1998. The Bank received full payment of a previously charged off loan including $16,000 in interest.

Non-interest Expense
Non-interest expense for the three months ending March 31, 1999 totaled $1,332,000. This represents a $76,000 or 6.1% increase over the same period in 1998.

Salary and benefit expense for the three months ending March 31, 1999 totaled $673,000 compared to $633,000 an increase of $40,000 or 6.3%. The increase reflects normal base salary increases, and a general increase in the cost of medical insurance and other benefit plans.

Professional and outside services increased $28,000 or 53.8% primarily related for services rendered for remediating Y2K related programs, and the upgrade, installation and service of PC's, networks and related periphials. Management anticipates that these costs will be reduced in the third and fourth quarter of 1999.

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

Financial institutions derive their income primarily from the excess of interest collected over interest paid. The rates of interest an institution earns on its assets and owes on its liabilities generally are established contractually for a period of time. Since market interest rates change over time, an institution is exposed to lower profit margins (or losses) if it cannot adapt to interest rate changes. For example, assume that an institution's assets carry intermediate or long term fixed rates and that those assets are funded with short-term liabilities. If market interest rates rise by the time the short-term liabilities must be refinanced, the increase in the institution's interest expense on its liabilities may not be sufficiently offset if assets continue to earn at the long-term fixed rates. Accordingly, an institution's profits could decrease on existing assets because the institution will either have lower net interest income or, possibly, net interest expense. Similar risks exist when assets are subject to contractual interest rate ceilings, or rate sensitive assets are funded by longer-term, fixed-rate liabilities in a decreasing rate environment.

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

The following table provides information about the Corporation's financial instruments that are sensitive to changes in interest rates as of March 31, 1999. The Corporation had no derivative financial instruments, or trading portfolio, as of that date. The expected maturity date values for loans receivable, mortgage-backed securities, and investment securities were calculated without adjusting the instrument's contractual maturity date for expectations of prepayments. Expected maturity date values for interest-bearing core deposits were not based upon estimates of the period over which the deposits would be outstanding, but rather the opportunity for repricing.

Principal/Notional Amount Maturing in:



                                       1999     2000     2001      2002      2003    THEREAFTER    TOTAL     FAIR VALUE
                                       ----     ----     ----      ----      ----    ----------    -----    -----------
RATE SENSITIVE ASSETS:
FIXED INTEREST RATE LOANS             $8,131   $9,033   $10,620   $ 9,327   $21,701    $ 26,385   $ 85,197     $ 84,857
             AVERAGE INTEREST RATE     6.70%    8.25%     8.72%     8.52%     8.32%       7.88%      8.09%
 VARIABLE INTEREST RATE LOANS         16,599    4,843     2,336     4,629     2,244      22,312     52,963       52,963
             AVERAGE INTEREST RATE     8.51%    8.68%     8.75%     8.39%     8.49%       7.73%      8.20%
FIXED INTEREST RATE SECURITIES         3,790    5,030     5,810     4,260     4,190       6,670     29,750       29,821
             AVERAGE INTEREST RATE     6.58%    6.20%     5.93%     6.24%     6.28%       7.12%      6.42%
FHLB STOCK                             1,391                                                         1,391        1,391
             AVERAGE INTEREST RATE     7.99%                                                         7.99%
FEDERAL FUNDS SOLD                       200                                                           200          200
             AVERAGE INTEREST RATE     4.94%                                                         4.94%

RATE SENSITIVE LIABILITIES:
NON INTEREST BEARING DEMAND           16,959                                                        16,959       16,959

INTEREST BEARING DEMAND               23,961                                                        23,961       43,298
             AVERAGE INTEREST RATE     1.67%                                                         1.67%
SAVINGS                               40,288                                                        40,288       20,951
             AVERAGE INTEREST RATE     2.48%                                                         2.48%
TIME DEPOSITS                         33,272   17,233     3,847     1,863     1,319         408     57,942       58,315
             AVERAGE INTEREST RATE     4.29%    4.58%     5.09%     4.72%     4.73%       4.78%      4.46%
REPURCHASE AGREEMENTS                  7,739                                                         7,739        7,739
             AVERAGE INTEREST RATE     4.69%                                                         4.69%
U.S. TREASURY DEMAND NOTES               358                                                           358          358
             AVERAGE INTEREST RATE     4.63%                                                         4.63%
FIXED RATE FHLB ADVANCES               2,000    4,000     1,000               1,500       1,000      9,500        9,265
             AVERAGE INTEREST RATE     6.60%    6.40%     6.50%               5.28%       5.35%      5.93%
VARIABLE RATE FHLB ADVANCE             1,000                                                         1,000          997
             AVERAGE INTEREST RATE     4.97%                                                         4.97%


Year 2,000 Issues
Commercial is aware of the issues associated with the programming code in existing computer systems as the Year 2000 approaches. The Year 2000 will affect virtually every computer operation in some way by the rollover of the two digit value used to represent the year to 00. The issue is whether computer software will properly recognize the date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system failure.

Commercial recognizes the need to ensure that its operation will not be adversely impacted by Year 2000 (Y2K) software failures. Commercial has established a process for evaluating and managing risks associated with this issue. A Technology Committee comprised of management and independent members of the Board of Directors meet regularly to ensure that progress is made in identifying non-compliant systems and developing appropriate responses to correct the deficiencies.

The State Of Readiness

The process of addressing the Y2K issue includes seven phases: I-Awareness, II-Inventory, III-Assessment, IV-Analysis, V-Conversion, VI-Implementation, VII-Post Implementation.

The Bank has successfully completed Phases I-VI. Final remediation of critical systems was completed by March 31, 1999. Management is confident that all mission critical systems will perform on December 31, 1999.

Cost To Address The Year 2000 Issue
Management has prepared a budget to estimate the cost of completing the seven phases in our Y2K plan. The expenses associated with Y2K are compared to budget and reported to the Technology Committee.

The largest cost element associated with the Y2K has been the opportunity cost associated with management, board of directors and employee time developing our plan, completing the seven phases and documenting our plan results.

During 1999 we will upgrade equipment and technology that may directly or indirectly address Y2K issues totaling an estimated $480,000.

Risk Associated With The Year 2000 Issue
Management is confident that all mission critical systems will function correctly on January 1, 2000. We are also confident that our large deposit and loan customers are aware of, and are addressing Y2K.

However, there are several risks that management cannot fully control. These risks include the ability of large institutional and government agencies to be adequately prepared, the public's perception and response to the negative media portrayal of the Y2K, and regulatory risk that the agencies responsible for the Bank's oversight are not satisfied with our efforts to address the Y2K issue.

Large institutional entities include the Social Security Administration, Internal Revenue Service, etc. These entities electronically deposit and gather funds from our customers' accounts. We are unable to control or influence their level of preparedness. Our customers may perceive their inability to properly process and deliver transactions to the Bank as the Bank's Y2K failure.

The media is increasingly focused on the Y2K issue. Their focus has been on what can go wrong, rather than what companies have done to address the issue. Some of the "alleged" experts are advocating drastic preparedness plans for individuals, including the withdrawal of all or most of their cash. The public's response to this media information is difficult to predict. Though we are addressing the anticipated need for additional liquidity and cash, we cannot accurately predict the actual requirement. During 1999 we will focus our energy on public relations to explain what we have done to reduce the risk of Y2K and what our contingency plans are for dealing with any problems.

The Bank is subject to regulatory examination related to the Y2K issue. The Federal Depository Insurance Corporation (FDIC) examines the Bank to determine if our plan appears adequate, we are making sufficient progress in addressing our Y2K issues, and that we are adequately reporting the status of Y2K to the Bank's board of directors. In the event that the regulators determine that we are not meeting their expectations, they have the authority to enforce compliance.

Contingency Plans
During the first quarter of 1998, the mid-Michigan area experienced an unusually powerful storm system that interrupted electrical power for 4 business days. During the course of this event, we activated our disaster recovery plan, including the full staffing of offsite imaging and mainframe sites. We were able to perform all necessary functions.

From this experience we were able to revise and modify our disaster plan in preparedness for a complete system failure related to the year 2000 problem. Modifications to the plan should be completed by June 30, 1999.

Forward Looking Statements
This discussion and analysis of financial condition and results of operations, and other sections of this report contain forward looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation itself. Words such as "anticipates", "believes", "estimates", "expects" "forecasts" "intends", "is likely", "plans", "product", "projects", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward looking statements. Furthermore, CNFC undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

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


                                Commercial National Financial Corporation
                                                 (Registrant)
Date: May 10, 1999

                                /s/Jeffrey S. Barker
                                Jeffrey S. Barker
                                President and Chief Executive Officer


                                /s/ Patrick G. Duffy
                                Patrick G. Duffy
                                Vice President and Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT NO.                                  DESCRIPTION
-----------                                  -----------

   27                                    FINANCIAL DATA SCHEDULE