Form 10-Q
period 1999-06-30
COMMERCIAL NATIONAL FINANCIAL CORP /MI
filed 1999-08-13
CIK 828535

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

            X Quarterly Report Pursuant to Section 13 or 15(d) of the
           --          Securities and Exchange Act of 1934

                For the quarterly period ended June 30, 1999, or

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

YES       X                                                 NO
     -----------                                               ----------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                                Outstanding at August 1, 1999
           -----                                -----------------------------
        Common Stock                                      1,008,283
        No Par Value

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

                                      INDEX


PART I                                              FINANCIAL INFORMATION

Item 1.             Financial Statements

                    Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998                   (Page 3)

                    Consolidated Statements of Income for the three and six months ended June 30, 1999      (Page 4)
                    and June 30, 1998

                    Consolidated Statements of Shareholders' Equity for the periods ended June 30, 1999     (Page 5)
                    and December 31, 1998

                    Consolidated Statements of Cash Flows for the six months ended June 30, 1999 and June   (Page 6)
                    30, 1998

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

PART II                                               OTHER INFORMATION

Item 6.             Exhibits and Reports on Form 8-K
                    a)       Exhibit 27-Financial Data Schedule                                             (Page 20)
                    b)       Reports on Form 8-K                                                            (Page 18)

SIGNATURES                                                                                                  (Page 19)

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION


                          CONSOLIDATED BALANCE SHEETS
                      June 30, 1999 and December 31, 1998
                                  (Unaudited)



                                                                                    June 30,            December 31,
                                                                                      1999                 1998
                                                                                      ----                 ----
                                                                                    (Unaudited)

ASSETS
Cash and due from banks                                                          $   5,898,214          $   8,555,428
Federal funds sold                                                                        --                4,000,000
                                                                                 -------------          -------------
       Total cash and cash equivalents                                               5,898,214             12,555,428
Securities available for sale                                                       22,223,505             17,311,849
Securities held to maturity (fair value $10,319,542 -
    June 30, 1999; $12,510,000 - December 31, 1998)                                 10,070,821             12,017,433
Federal Home Loan Bank stock, at cost                                                1,391,300              1,391,300
Loans receivable, net of allowance for loan losses
    $2,593,872 - June 30, 1999; $2,343,976 - December 31, 1998                     140,626,030            133,525,631
Premises and equipment, net                                                          2,937,948              2,790,001
Accrued interest receivable and other assets                                         1,719,818              1,503,999
                                                                                 -------------          -------------

       Total assets                                                              $ 184,867,636          $ 181,095,641
                                                                                 =============          =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
       Deposits
              Noninterest-bearing demand                                         $  18,262,532          $  20,048,154
              Interest-bearing demand                                               24,297,077             25,461,761
              Savings                                                               40,674,391             38,783,466
              Time                                                                  57,240,949             56,881,316
                                                                                 -------------          -------------
                    Total deposits                                                 140,474,949            141,174,697
       Securities sold under agreements to repurchase                                6,911,900              6,965,058
       Other Borrowings                                                              1,399,007              1,552,997
       Federal Home Loan Bank advances                                              16,500,000             11,500,000
       Accrued expenses and other liabilities                                        1,381,705              2,242,787
                                                                                 -------------          -------------
              Total liabilities                                                    166,667,561            163,435,539

Shareholders' equity
       Common stock and paid in capital, no par value:  5,000,000 shares authorized; shares issued and outstanding
         June 30, 1999 - 1,003,455 and December 31,
         1998 - 994,331                                                             17,820,050             17,525,466
       Retained earnings (deficit)                                                     439,170                 (8,483)
       Accumulated other comprehensive income, net of tax                              (59,145)               143,119
                                                                                 -------------          -------------
              Total shareholders' equity                                            18,200,075             17,660,102
                                                                                 -------------          -------------

                    Total liabilities and shareholders' equity                   $ 184,867,636          $ 181,095,641
                                                                                 =============          =============





          See accompanying notes to consolidated financial statements.

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                Periods ended June 30, 1999 and 1998 (Unaudited)





                                                                   For Three Months                    For Six Months
                                                                    Ended June 30,                      Ended June 30,
                                                               1999               1998              1999               1998
                                                               ----               ----              ----               ----
Interest and dividend income
    Loans receivable, including fees                        $2,972,066         $2,844,008         $5,811,203         $5,592,628
    Taxable securities                                         262,994            228,060            496,282            481,805
    Nontaxable securities                                      162,020            190,026            327,203            365,384
    Federal funds sold                                          30,139             83,253             67,798            201,918
    Federal Home Loan Bank stock dividends                      27,750             27,750             55,195             55,195
                                                            ----------         ----------         ----------         ----------
        Total interest and dividend income                   3,454,969          3,373,097          6,757,681          6,696,930
Interest expense
    Deposits                                                 1,096,107          1,209,903          2,192,102          2,432,326
    Securities sold under agreements to repurchase              87,809             76,625            165,424            144,409
    Federal Home Loan Bank advances                            194,632            217,475            359,328            421,636
    Other                                                        8,850              6,083             13,397             11,889
                                                            ----------         ----------         ----------         ----------
        Total interest expense                               1,387,398          1,510,086          2,730,251          3,010,260
Net interest income                                          2,067,571          1,863,011          4,027,430          3,686,670
Provision for loan losses                                       90,000             90,000            180,000            180,000
                                                            ----------         ----------         ----------         ----------
Net interest income after provision for loan losses          1,977,571          1,773,011          3,847,430          3,506,670
Noninterest income
    Service charges and fees                                   116,586            125,693            226,410            235,524
    Net gains on loan sales                                     41,932             99,871            124,568            200,922
    Receivable financing fees                                   63,051             72,150            129,556            140,369
    Other                                                       46,115             70,216            138,813            115,412
                                                            ----------         ----------         ----------         ----------
        Total noninterest income                               267,684            367,930            619,347            692,227
Noninterest expenses
    Salaries and employee benefits                             686,540            650,424          1,359,404          1,283,690
    Occupancy and equipment                                    251,533            260,771            500,869            522,811
    FDIC insurance                                               5,634              5,625             11,217             11,085
    Printing, postage and supplies                              54,140             66,806            124,721            113,044
    Professional and outside services                           96,824             65,317            177,578            117,796
    Other                                                      219,091            265,406            471,957            521,896
                                                            ----------         ----------         ----------         ----------
        Total noninterest expense                            1,313,762          1,314,349          2,645,746          2,570,322
                                                            ----------         ----------         ----------         ----------
Income before income tax expense                               931,493            826,592          1,821,031          1,628,575
Income tax expense                                             265,494            216,884            513,094            414,000
                                                            ----------         ----------         ----------         ----------
Net income                                                  $  665,999         $  609,708         $1,307,937         $1,214,575
                                                            ==========         ==========         ==========         ==========
Per share information
    Basic earnings                                          $     0.22         $     0.20         $     0.44         $     0.40
    Diluted earnings                                        $     0.22         $     0.20         $     0.43         $     0.40
    Dividends declared                                      $     0.14         $     0.12         $     0.27         $     0.24



          See accompanying notes to consolidated financial statements.

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION


                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
         Periods ended June 30, 1999 (Unaudited) and December 31, 1998



                                                                                        Accumulated
                                                          Common                             Other
                                                        Stock and        Retained      Comprehensive         Total
                                                         Paid in         Earnings          Income        Shareholders'
                                                         Capital        (deficit)        Net of Tax          Equity
-------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                        $ 16,231,861      $  647,697           $  3,584     $ 16,883,142

Comprehensive income:
Net income                                                             2,560,014                           2,560,014
 Net change in unrealized gains on
   securities available for sale                                                            211,418          211,418
Tax effect                                                                                  (71,883)         (71,883)
                                                                                           --------     ------------
Total other comprehensive income                                                            139,535          139,535
                                                                                                        ------------
     Total comprehensive income                                                                            2,699,549

Cash dividends declared, $1.47 per share                              (1,476,518)                         (1,476,518)

Issued 47,779 shares in payment of
    5% stock dividend                                  1,735,374      (1,739,676)                             (4,302)

Issued 16,622 shares under dividend
   reinvestment program                                  548,186                                             548,186

Issued 4,943 shares under stock option plans             122,357                                             122,357

Repurchase of 29,997 shares                           (1,112,312)                                         (1,112,312)
                                                   -------------      ----------           --------     ------------
Balance at December 31, 1998                          17,525,466          (8,483)           143,119       17,660,102

Comprehensive income:
Net income                                                             1,307,937                           1,307,937
 Net change in unrealized gains on
   securities available for sale                                                           (306,460)        (306,460)
Tax effect                                                                                  104,196          104,196
                                                                                           --------     ------------
Total other comprehensive income                                                           (202,264)        (202,264)
                                                                                                        ------------
     Total comprehensive income                                                                            1,105,673

Cash dividends declared, $.43 per share                                 (860,284)                           (860,284)

Issued 9,055 shares under dividend
   reinvestment program                                  321,496                                             321,496

Issued 3,111 shares under stock option plans              87,047                                              87,047

Repurchase of 3,795 shares                              (142,715)                                           (142,715)

Issued 753 shares to employee stock
  ownership plan                                          28,756                                              28,756
                                                    ------------       ---------          ---------     ------------
Balance at June 30, 1999                            $ 17,820,050       $ 439,170          $ (59,145)    $ 18,200,075
                                                   =============       =========          =========     ============





          See accompanying notes to consolidated financial statements.

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Periods ended June 30, 1999 and 1998 (Unaudited)

                                                                                      For Six Months Ended
                                                                                             June 30,
                                                                                      1999             1998
                                                                                      ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                 $  1,307,937          $  1,214,575
    Adjustments to reconcile net income to net
      cash from operating activities
          Provision for loan loss                                                   180,000               180,000
          Net gains on loan sales                                                   (87,050)             (200,922)
          Originations of loans held for sale                                    (6,059,982)           (7,742,735)
          Proceeds from sales of loans held for sale                              6,191,356             8,606,220
          Depreciation, amortization and accretion                                  363,870               334,383
          Net change in accrued interest receivable and other assets                (97,380)             (185,195)
          Net change in accrued expenses and other liabilities                     (861,083)             (350,565)
                                                                               ------------          ------------
               Net cash from operating activities                                   937,668             1,855,761
CASH FLOWS FROM INVESTING ACTIVITIES
          Purchases of securities available for sale                             (7,285,105)          (13,054,725)
          Proceeds from maturities of securities available for sale               1,998,530             7,000,000
          Proceeds from maturities of securities held to maturity                 1,941,600             6,100,000
          Purchases of securities held to maturity                                     --                    --
          Net change in loans                                                    (7,346,366)           (3,357,219)
          Purchases of premises and equipment, net                                 (430,945)              (69,382)
                                                                               ------------          ------------
               Net cash from investing activities                               (11,122,286)           (3,381,326)
CASH FLOW FROM FINANCING ACTIVITIES
          Net change in deposits                                                   (699,748)              (92,127)
          Net change in securities sold under agreements to repurchase              (53,158)            3,092,076
          Net change in U.S. Treasury demand notes                                 (153,990)           (1,273,157)
          Federal Home Loan Bank advances                                         5,000,000                  --
          Repurchase of common stock shares                                        (142,715)                 --
          Dividends paid and fractional shares                                     (860,284)             (692,745)
          Proceeds from sale of common stock                                        437,299               305,921
                                                                               ------------          ------------
               Net cash from financing activities                                 3,527,404             1,339,968
                                                                               ------------          ------------
Net change in cash and cash equivalents                                          (6,657,214)             (185,597)
Cash and cash equivalents, at beginning of year                                  12,555,428            15,176,724
                                                                               ------------          ------------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                    $  5,898,214          $ 14,991,127
                                                                               ============          ============
Cash paid during the period for
          Interest                                                             $  2,759,020          $  3,022,626
          Federal income taxes                                                      839,000               510,000



          See accompanying notes to consolidated financial statements.

             Notes to Consolidated Financial Statements (Unaudited)

Note 1-Summary of Significant Accounting Policies

Basic Presentation
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with Rule 10-01 of regulation S-X and the instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial condition of Commercial National Financial Corporation as of June 30, 1999 and December 31, 1998, and the results of its operations for the three and six months ending June 30, 1999 and June 30, 1998. The results for the three and six months ended June 30, 1999 are not necessarily indicative of the results expected for the full year.

Principals of Consolidation
The accompanying consolidated financial statements include the accounts of Commercial National Financial Corporation (CNFC), Commercial Bank (Bank) and CNFC Financial Services, Inc., a wholly owned subsidiary of the Bank. All material intercompany accounts and transactions have been eliminated in consolidation.

Nature of Operations, Industry Segments and Concentrations of Credit Risk
The Corporation is a one-bank holding company, which conducts limited business activities. The Bank performs the majority of business activities.

The Bank provides a full range of banking services to individuals, agricultural businesses, commercial businesses and light industries located in its service area. It maintains a diversified loan portfolio, including loans to individuals for home mortgages, automobiles and personal expenditures, and loans to business enterprises for current operations and expansion. The Bank offers a variety of deposit products, including checking, savings, money market, individual retirement accounts and certificates of deposit. While the Corporation's chief decision-makers monitor the revenue stream of various Corporate products and services, operations are managed and financial performance is evaluated on a Corporation-wide basis. Accordingly, all of the Corporation's banking operations are considered by management to be aggregated into one operating segment.

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

Earnings and Dividends Per Share
Basic earnings per common share is based on net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share shows the diluted effect of any additional potential common shares. Earnings and dividends per common share are restated for all stock splits and stock dividends. On July 21, 1999 the board of directors of the Corporation approved a 3 for 1 stock split payable on September 1, 1999 to shareholders of record on August 8, 1999. All earnings per common share and dividends per common share have been restated to reflect this stock split.

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

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition
Total assets for the quarter ending June 30, 1999 increased to $184,868,000 from the $181,096,000 at the quarter ending December 31, 1998. Total loans were $143,220,000 as of June30, 1999. This is a $7,350,000 or 5.4% increase from
December 31, 1998 balance of $135,870,000. The increase was primarily a result of demand for business and home mortgage loans. Investment securities increased to $32,294,000 at June 30, 1999 compared to $29,329,000 at December 31, 1998.

Deposits decreased 0.4% during the period. Total deposits at June 30, 1999 were $140,475,000 compared to $141,175,000 at December 31, 1999. Federal Home Loan Bank (FHLB) advances increased to $16,500,000 from $11,500,000 at December 31, 1998. Of the $5,000,000 in additional advances, $2,000,000 is scheduled to mature in January of 2000. The funds were invested in securities scheduled to mature in October and November of 1999. Upon maturity of the securities, the $2,000,000 will be available for liquidity contingencies related to Y2K.

Liquidity
Management defines liquidity as the ability to fund appropriate levels of credit worthy loans, meet the immediate cash withdrawal requirements of depositors, and maintain access to sufficient resources to meet unexpected contingencies at a reasonable cost and or with minimum losses.

While modest loan growth continues, the Bank's deposit base has not increased at the same rate. The loan to deposit ratio calculated on June 30, 1999 ending balances was 99.3% compared to 96.2% at December 31, 1998. Management is confident that the combination of available FHLB advances, Federal funds lines of credit, the available for sale investment portfolio, and our ability to sell mortgage loans and the government guaranteed portion of commercial loans provides adequate short and medium term sources of liquidity. At a minimum the Bank has the following available to meet short term liquidity needs: $9,000,000 in available FHLB advances and $9,000,000 in short term lines of credit with correspondent banks.

CNFC also needs cash to pay dividends to its shareholders. The primary source of cash is the dividends paid to CNFC by the Bank. Management believes that cash from operations is sufficient to supply the cash needed to continue paying a reasonable dividend.


Asset Quality and the Allowance for Loan Loss
The allowance for loan losses was 1.81% of total loans at June 30, 1999 compared to 1.73% at December 31, 1998. At June 30, 1999 approximately $978,000 was placed on non-accrual. This balance relates to a single business relationship. Management is in the process of evaluating this relationship for potential loss.

Net year to date recoveries totaled $86,000 compared to net charge-offs of $16,000 for the six months ending June 30, 1999. During the quarter the Bank expensed a provision of $90,000 to the allowance compared to $90,000 during the same period in 1998. Management continues to systematically evaluate the adequacy of the allowance such that the balance is commensurate with the performance of the loan portfolio, general market conditions and other relevant factors.

Capital Resources
CNFC's capital ratios continue to exceed regulatory guidelines for a "well capitalized" institution. A summary of CNFC's capital ratios follows:



                            June 30,      December 31,     December 31,     Minimum Required to be Well
                              1999            1998             1997          Capitalized Under Prompt
                              ----            ----             ----             Corrective Action
                                                                                   Regulations
                                                                                   -----------
Total capital to risk         14.4%           14.3%            14.7%                   10.0%
                              =====           =====            =====                   =====
weighted assets
Tier 1 capital to risk        13.1%           13.0%            13.5%                    6.0%
                              =====           =====            =====                   =====
weighted assets
Tier 1 capital to             09.9%           9.9%             10.3%                    5.0%
                              =====           ====             =====                   =====
average assets


Results of Operations
Net income for the quarter ended June 30, 1999 was $666,000, an increase of $56,000, or 9.2% compared to the same period in 1998. Net income year to date was $1,308,000, an increase of $93,000 or 7.7%.

Net Interest Income
The following table illustrates the effect that changes in rates and volumes of interest-earning assets and interest-bearing liabilities had on net interest income for the three and six months ending June 30, 1999 and 1998.



                                           Three Months Ending June 30,                Six Months Ending June 30,
                                             1999                 1998                 1999                1998
                                             ----                 ----                 ----                ----
Interest Income (tax equivalent)         $  3,616,583         $  3,561,676         $  7,086,007         $  7,064,612
Interest Expense                            1,387,401            1,510,086            2,730,254            3,010,260
                                         ------------         ------------         ------------         ------------
Net Interest Income                      $  2,229,182         $  2,051,590         $  4,355,753         $  4,054,352
Average Volume
Interest-earning Assets                  $176,746,836         $166,607,938         $173,872,178         $166,230,202
Interest-bearing Liabilities              146,148,029          139,365,817          143,506,631          139,538,020
                                         ------------         ------------         ------------         ------------
Net Differential                         $ 30,598,807         $ 27,242,121         $ 30,365,547         $ 26,692,182
                                         ============         ============         ============         ============
Average Yields/Rates
Yield on Earning Assets                          8.21%                8.57%                8.22%                8.57%
Rate Paid on Liabilities                         3.81%                4.35%                3.84%                4.35%
                                                 -----                -----                -----                -----
Interest Spread                                  4.40%                4.22%                4.38%                4.22%
                                                 =====                =====                =====                =====
Net Interest Margin                              5.06%                4.94%                5.05%                4.92%
                                                 =====                =====                =====                =====

The change in net interest income is attributable to the following:



                                         Three Months Ending                  Six Months Ending
                                            June 30, 1999                       June 30, 1999
                                    Volume      Rate        Inc/(Dec)     Volume      Rate       Inc/(Dec)
                                    ------      ----        ---------     ------      ----       ---------
Earning Assets                    $ 456,218   $(347,006)   $  54,908    $ 400,584   $(379,188)   $  21,396
Interest Bearing Liabilities         80,414    (324,435)    (122,685)      15,327    (295,332)    (280,006)
                                  ---------   ---------    ---------    ---------   ---------    ---------
Net Interest Income               $ 375,804   $ (22,571)   $ 177,593    $ 385,257   $ (83,856)   $ 301,402
                                  =========   =========    =========    =========   =========    =========


The increase in net interest income for the three and six months ending June 30, 1999 is due to an increase in earning assets and an increase in margin. Net interest margin for the three months ending June 30, 1999 increased to 5.05% compared to 4.92% for the three months ending June 30, 1998. Net interest margin for the six months ending June 30, 1999 increased to 5.06% compared to 4.94% for the six months ending June 30, 1998. In general, interest declined from June 30, 1999 through March 31, 1999. In the most recent quarter, interest rates and the slope of the yield curve have increased. The Bank was able to improve margin through a combination of measures including: decreasing the rate paid on deposits and other funds faster than the rate decreased on earning assets, increasing the average earning balances, and shifting lower yielding earning assets to higher yielding business loans.

Non-interest Income
Non-interest income for the three months ending June 30, 1999 was $268,000. This represents a $100,000 or 27.1% decrease over the same period in 1998. For the six months ending June 30, 1999, non-interest income totaled $649,000. This represents a $43,000 or 6.2% decrease. Rising interest rates has all but eliminated the mortgage refinance activity. This has significantly reduced the gain on sale of mortgage loans.

Non-interest Expense
Non-interest expense for the three months ending June 30, 1999 totaled $1,314,000. This represents a 0% increase over the same period in 1998. Non-interest expense for the six months ending June 30,1999 totaled $2,646,000. This represents a $76,000 or a 3.0% increase compared to the same period in 1998.

Salary and benefit expense for the three months ending June 30, 1999 totaled $687,000 compared to $650,000 an increase of $36,000 or 5.5%. The year to date increase in salary expense was $76,000 or 5.9%. The increase reflects normal base salary increases, and a general increase in the cost of medical insurance and other benefit plans.

Year to date professional and outside services increased $118,000 or 66.3% over the same period in 1998. Professional and outside services increased $32,000 or 48.2% for the three months ended June 30, 1999 primarily related for services rendered for remediating Y2K related programs, and the upgrade, installation and service of PC's, networks and related periphials. Management anticipates that these costs will be reduced in the third and fourth quarter of 1999.

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

The following table provides information about the Corporation's financial instruments that are sensitive to changes in interest rates as of June 30, 1999. The Corporation had no derivative financial instruments, or trading portfolio, as of that date. The expected maturity date values for loans receivable, mortgage-backed securities, and investment securities were calculated without adjusting the instrument's contractual maturity date for expectations of prepayments. Expected maturity date values for interest-bearing core deposits were not based upon estimates of the period over which the deposits would be outstanding, but rather the opportunity for repricing.

Principal/Notional Amount Maturing in:



                                     1999      2000     2001      2002       2003    THEREAFTER    TOTAL     FAIR VALUE
                                     ----      ----     ----      ----       ----    ----------    -----    -----------
RATE SENSITIVE ASSETS:
FIXED INTEREST RATE LOANS             $5,116   $8,912    $9,364  $ 10,810    $20,903    $ 32,434   $ 87,539    $ 85,566
             AVERAGE INTEREST RATE     6.52%    8.05%     8.73%     8.56%      8.31%       7.93%      8.11%
 VARIABLE INTEREST RATE LOANS         13,143    8,705     2,526     4,485      2,184      24,638     55,681      55,681
             AVERAGE INTEREST RATE     8.50%    8.56%     8.72%     8.39%      8.50%       7.73%      8.17%
FIXED INTEREST RATE SECURITIES         3,065    4,530     5,810     4,260      5,190       9,420     32,275      29,821
             AVERAGE INTEREST RATE     6.64%    6.23%     5.93%     6.24%      6.20%       6.65%      6.34%
FHLB STOCK                             1,391                                                          1,391       1,391
             AVERAGE INTEREST RATE     8.08%                                                          8.08%
FEDERAL FUNDS SOLD                         -                                                              -           -
             AVERAGE INTEREST RATE     0.00%                                                          0.00%

RATE SENSITIVE LIABILITIES:
NON INTEREST BEARING DEMAND           18,263                                                         18,263      18,263
INTEREST BEARING DEMAND               24,297                                                         24,297      24,297
             AVERAGE INTEREST RATE     1.67%                                                          1.67%
SAVINGS                               40,674                                                         40,674      40,674
             AVERAGE INTEREST RATE     2.50%                                                          2.50%
TIME DEPOSITS                         28,534   20,852     5,007     2,176      1,383         557     58,509      57,702
             AVERAGE INTEREST RATE     4.07%    4.37%     4.88%     4.60%      4.71%       4.73%      4.29%
REPURCHASE AGREEMENTS                  6,912                                                          6,912       6,912
             AVERAGE INTEREST RATE     4.79%                                                          4.79%
U.S. TREASURY DEMAND NOTES             1,109                                                          1,109       1,109
             AVERAGE INTEREST RATE     4.54%                                                          4.54%
FIXED RATE FHLB ADVANCES               2,000    6,000     1,000                1,500       1,000     11,500      11,223
             AVERAGE INTEREST RATE     5.10%    5.93%     6.50%                5.48%       5.35%      5.98%
VARIABLE RATE FHLB ADVANCE             5,000                                                          5,000       4,993
             AVERAGE INTEREST RATE     5.06%                                                          5.06%
FEDERAL FUNDS PURCHASED                  290                                                            290         290
             AVERAGE INTEREST RATE     5.13%                                                          5.13%



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

From this experience we were able to revise and modify our disaster plan in preparedness for a complete system failure related to the year 2000 problem. Modifications to the plan were completed by June 30, 1999.


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


                                           Commercial National Financial
                                           Corporation
                                                  (Registrant)
Date: August 11 ,1999

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