Form 10-Q
period 1999-09-30
COMMERCIAL NATIONAL FINANCIAL CORP /MI
filed 1999-11-15
CIK 828535

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

            X  Quarterly Report Pursuant to Section 13 or 15(d) of the
           ---
                       Securities and Exchange Act of 1934

                For the quarterly period ended September 30, 1999, or

               Transition Report Pursuant to Section 13 or 15(d) of the
           ---           Securities Exchange Act of 1934

              For the Transition Period from               to
                                            --------------   -----------------
                           Commission File No. 0-17000


                    COMMERCIAL NATIONAL FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)


        Michigan                                        38-2799780
 (State of Incorporation)                      (IRS Employer Identification No.)


101 North Pine River Street, Ithaca, Michigan             48847
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

YES      X                      NO
    ---------------                ---------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                             Outstanding at November 1, 1999
           -----                             -------------------------------
        Common Stock                                    3,037,288
        No Par Value

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

                                      INDEX

PART I                      FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998              (Page 3)

           Consolidated Statements of Income for the three and nine months ended September 30,     (Page 4)
           1999 and September 30,1998

           Consolidated Statements of Shareholders' Equity for the periods ended September         (Page 5)
           30, 1999 and December 31, 1998

           Consolidated Statements of Cash Flows for the nine months ended September 30, 1999      (Page 6)
           and September 30, 1998

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

PART II                         OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K
           a)       Exhibit 27-Financial Data Schedule                                             (Page 20)
           b)       Reports on Form 8-K                                                            (Page 18)

SIGNATURES                                                                                         (Page 19)

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS
              September 30, 1999 (Unaudited) and December 31, 1998



                                                                                September 30,          December 31,
                                                                                     1999                  1998
                                                                                     ----                  ----
                                                                                (Unaudited)
ASSETS
Cash and due from banks                                                         $   6,075,333         $   8,555,428
Federal funds sold                                                                         --             4,000,000
                                                                                -------------         -------------
       Total cash and cash equivalents                                              6,075,333            12,555,428
Securities available for sale                                                      22,249,833            17,311,849
Securities held to maturity (fair value $9,769,366 -
    September 30, 1999; $12,510,000 - December 31, 1998)                            9,563,237            12,017,433
Federal Home Loan Bank stock, at cost                                               1,391,300             1,391,300
Loans receivable, net of allowance for loan losses
    $2,690,571-September 30, 1999; $2,343,976- December 31, 1998                  146,271,925           133,525,631
Premises and equipment, net                                                         2,823,229             2,790,001
Accrued interest receivable and other assets                                        2,140,181             1,503,999
                                                                                -------------         -------------
       Total assets                                                             $ 190,515,038         $ 181,095,641
                                                                                =============         =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
       Deposits
              Noninterest-bearing demand                                        $  19,692,745         $  20,048,154
              Interest-bearing demand                                              24,006,133            25,461,761
              Savings                                                              42,354,919            38,783,466
              Time                                                                 59,966,704            56,881,316
                                                                                -------------         -------------
                    Total deposits                                                146,020,501           141,174,697
       Securities sold under agreements to repurchase                               5,134,027             6,965,058
       Other Borrowings                                                             1,860,919             1,552,997
       Federal Home Loan Bank advances                                             17,500,000            11,500,000
       Accrued expenses and other liabilities                                       1,431,226             2,242,787
                                                                                -------------         -------------
       Total liabilities                                                          171,946,673           163,435,539

Shareholders' equity
       Common stock and paid in capital, no par value:  5,000,000 shares authorized; shares issued and outstanding
         September 30, 1999 - 3,021,896 and December 31,
         1998 - 2,982,992                                                          17,952,585            17,525,466
       Retained earnings (deficit)                                                    693,666                (8,483)
       Accumulated other comprehensive income, net of tax                             (77,886)              143,119
                                                                                -------------         -------------
       Total shareholders' equity                                                  18,568,365            17,660,102
                                                                                -------------         -------------

              Total liabilities and shareholders' equity                        $ 190,515,038         $ 181,095,641
                                                                                =============         =============



          See accompanying notes to consolidated financial statements.

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
              Periods ended September 30, 1999 and 1998 (Unaudited)




                                                                 For Three Months                 For Nine Months
                                                                Ended September 30,              Ended September 30,
                                                                 1999         1998                1999         1998
                                                                 ----         ----                ----         ----
Interest and dividend income
    Loans receivable, including fees                        $ 3,113,208    $ 2,857,483       $ 8,924,411    $ 8,450,111
    Taxable securities                                          284,665        222,723           780,947        704,528
    Nontaxable securities                                       154,839        187,861           482,042        553,245
    Federal funds sold                                           26,479        103,019            94,277        304,937
    Federal Home Loan Bank stock dividends                       28,054         28,159            83,249         83,354
                                                            -----------    -----------       -----------    -----------
        Total interest and dividend income                    3,607,245      3,399,245        10,364,926     10,096,175

Interest expense
    Deposits                                                  1,130,806      1,203,211         3,322,908      3,635,537
    Securities sold under agreements to repurchase               75,516         80,779           240,940        225,188
    Federal Home Loan Bank advances                             249,518        190,915           608,846        612,551
    Other                                                        10,098          6,556            23,495         18,445
                                                            -----------    -----------       -----------    -----------
        Total interest expense                                1,465,938      1,481,461         4,196,189      4,491,721

Net interest income                                           2,141,307      1,917,784         6,168,737      5,604,454

Provision for loan losses                                        90,000         90,000           270,000        270,000
                                                            -----------    -----------       -----------    -----------

Net interest income after provision for loan losses           2,051,307      1,827,784         5,898,737      5,334,454

Noninterest income
    Service charges and fees                                    124,460        123,773           350,870        359,297
    Net gains on loan sales                                      47,869         88,232           172,437        289,154
    Receivable financing fees                                    31,117         36,871           160,673        177,240
    Other                                                        54,269         70,518           193,082        185,930
                                                            -----------    -----------       -----------    -----------
        Total noninterest income                                257,715        319,394           877,062      1,011,621

Noninterest expenses
    Salaries and employee benefits                              687,506        647,730         2,046,910      1,931,420
    Occupancy and equipment                                     278,212        243,912           779,081        766,723
    FDIC insurance                                                5,487          5,676            16,704         16,758
    Printing, postage and supplies                               61,174         63,522           185,895        176,566
    Professional and outside services                            74,050         62,571           251,628        197,973
    Other                                                       255,137        241,234           727,093        745,524
                                                            -----------    -----------       -----------    -----------
        Total noninterest expense                             1,361,566      1,264,645         4,007,311      3,834,964
                                                            -----------    -----------       -----------    -----------
Income before income tax expense                                947,456        882,533         2,768,488      2,511,111
Income tax expense                                              269,906        238,000           783,000        652,000
                                                            -----------    -----------       -----------    -----------

Net income                                                  $   677,550    $   644,533       $ 1,985,488    $ 1,859,111
                                                            ===========    ===========       ===========    ===========

Per share information
    Basic earnings                                          $      0.22    $      0.21       $      0.66    $      0.62
    Diluted earnings                                        $      0.22    $      0.21       $      0.66    $      0.61
    Dividends declared                                      $      0.14    $      0.13       $      0.43    $      0.35


          See accompanying notes to consolidated financial statements.

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
       Periods ended September 30, 1999 (Unaudited) and December 31, 1998


                                                         Common                            Other
                                                        Stock and        Retained      Comprehensive         Total
                                                         Paid in         Earnings          Income        Shareholders'
                                                         Capital         (deficit)        Net of Tax         Equity
                                                     --------------------------------------------------------------------
Balance at December 31, 1997                           $ 16,231,861     $   647,697       $   3,584       $ 16,883,142

Comprehensive income:
Net income                                                                2,560,014                          2,560,014
 Net change in unrealized gains on
   securities available for sale                                                            211,418            211,418
Tax effect                                                                                  (71,883)           (71,883)
                                                                                          ---------       ------------
Total other comprehensive income                                                            139,535            139,535
                                                                                                          ------------
     Total comprehensive income                                                                              2,699,549
                                                                                                          ------------

Cash dividends declared, $.49 per share                                  (1,476,518)                        (1,476,518)

Issued 143,337 shares in payment of
    5% stock dividend                                     1,735,374      (1,739,676)                            (4,302)

Issued 49,866 shares under dividend
   reinvestment program                                     548,186                                            548,186

Issued 14,829 shares under stock option plan                122,357                                            122,357

Repurchase of 89,991 shares                              (1,112,312)                                        (1,112,312)
                                                       ------------      ----------       ---------        -----------
Balance at December 31, 1998                             17,525,466          (8,483)        143,119         17,660,102

Comprehensive income:
Net income                                                                1,985,488                          1,985,488
 Net change in unrealized gains on
   securities available for sale                                                           (334,856)          (334,856)
Tax effect                                                                                  113,851            113,851
                                                                                          ---------       ------------
Total other comprehensive income                                                           (221,005)          (221,005)
                                                                                                          ------------
     Total comprehensive income                                                                              1,764,483

Cash dividends declared, $.43 per share                                 (1,283,339)                         (1,283,339)

Issued 42,830 shares under dividend
   reinvestment program                                     505,056                                            505,056

Issued 9,333 shares under stock option plans                 87,047                                             87,047

Repurchase of 16,035 shares                                (200,150)                                          (200,150)

Issued 2,775 shares to employee stock
  ownership plan                                             35,166                                             35,166
                                                       ------------     ----------        ---------       ------------
Balance at September 30, 1999                          $ 17,952,585     $  693,666        $ (77,886)      $ 18,568,365
                                                       ============     ==========        =========       ============


          See accompanying notes to consolidated financial statements.

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             Periods ended September 30, 1999 and 1998 (Unaudited)



                                                                                          For Nine Months Ended
                                                                                               September 30,
                                                                                         1999                 1998
                                                                                         ----                 ----
Cash flows from operating activities
    Net income                                                                      $  1,985,488          $  1,859,111
    Adjustments to reconcile net income to net
      cash from operating activities
          Provision for loan loss                                                        270,000               270,000
          Net gains on loan sales                                                       (111,766)             (298,140)
          Originations of loans held for sale                                         (8,260,335)          (11,752,081)
          Proceeds from sales of loans held for sale                                   8,436,561            12,740,720
          Depreciation, amortization and accretion                                       579,869               509,767
          Net change in accrued interest receivable and other assets                    (506,562)             (438,742)
          Net change in accrued expenses and other liabilities                          (811,561)              (69,453)
                                                                                    ------------          ------------
               Net cash from operating activities                                      1,581,694             2,821,182

Cash flows from investing activities
          Purchases of securities available for sale                                  (8,280,410)          (15,548,422)
          Proceeds from maturities of securities available for sale                    2,898,530             7,000,000
          Proceeds from maturities of securities held to maturity                      2,441,600             6,945,000
          Purchases of securities held to maturity                                            --                    --
          Net change in loans                                                        (13,107,294)           (6,032,858)
          Purchases of premises and equipment, net                                      (480,690)              (74,133)
                                                                                    ------------          ------------
               Net cash from investing activities                                    (16,528,264)           (7,710,413)

Cash flow from financing activities
          Net change in deposits                                                       4,845,804             1,391,665
          Net change in securities sold under agreements to repurchase                (1,831,031)            2,454,390
          Net change in U.S. Treasury demand notes                                       307,922            (2,336,341)
          Federal Home Loan Bank advances                                             19,000,000
          Federal Home Loan Bank repayments                                          (13,000,000)           (2,000,000)
          Repurchase of common stock shares                                             (200,150)             (682,336)
          Dividends paid and fractional shares                                        (1,283,339)           (1,080,658)
          Proceeds from sale of common stock                                             627,269               471,758
                                                                                    ------------          ------------
               Net cash from financing activities                                      8,466,475            (1,781,522)
                                                                                    ------------          ------------

Net change in cash and cash equivalents                                               (6,480,095)           (6,670,753)

Cash and cash equivalents, at beginning of year                                       12,555,428            15,176,724
                                                                                    ------------          ------------

Cash and cash equivalents, at end of period                                         $  6,075,333          $  8,505,971
                                                                                    ============          ============
Cash paid during the period for
          Interest                                                                  $  4,233,069          $  4,568,371
          Federal income taxes                                                         1,121,000               740,372


          See accompanying notes to consolidated financial statements.

Notes to COnsolidated Financial Statements (Unaudited)

Note 1-Summary of Significant Accounting Policies

Basic Presentation
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with Rule 10-01 of regulation S-X and the instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial condition of Commercial National Financial Corporation as of September 30, 1999 and December 31, 1998, and the results of its operations for the three and nine months ending September 30, 1999 and September 30, 1998. The results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results expected for the full year.

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

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition
Total assets for the quarter ending September 30, 1999 increased to $190,515,000 from the $181,096,000 at the quarter ending December 31, 1998. Total loans were $148,960,000 as of September 30, 1999. This is a $13,090,000 or 9.6% increase from December 31, 1998 balance of $135,870,000. The increase was primarily a result of demand for business and home mortgage loans. Investment securities increased to $33,204,000 at September 30, 1999 compared to $29,329,000 at December 31, 1998.

Deposits increased 3.4% during the period. Total deposits at September 30, 1999 were $146,020,000 compared to $141,175,000 at December 31, 1999. Included in the deposit total are certificates of deposit obtained through an online certificate of deposit network. The participants in this network are primarily banks, credit unions, and savings and loans. Rates are posted on an electronic bulletin board available to participants in the network. Certificate of deposits gathered through this method are generally less than 1 year in term and are in increments of $100,000 or less.

Federal Home Loan Bank (FHLB) advances increased to $17,500,000 from $11,500,000 at December 31, 1998. Of the $6,000,000 in additional advances, $2,000,000 is scheduled to mature in January of 2000. These funds were invested in securities scheduled to mature in October and November of 1999. The funds will then be available for use as part of the Bank's Y2K liquidity contingency plan.

Liquidity
Management defines liquidity as the ability to fund appropriate levels of credit worthy loans, meet the immediate cash withdrawal requirements of depositors, and maintain access to sufficient resources to meet unexpected contingencies at a reasonable cost and or with minimum losses.

While modest loan growth continues, the Bank's deposit base has not increased at the same rate. The loan to deposit ratio calculated on September 30, 1999 ending balances was 102.0% compared to 96.2% at December 31, 1998. Management is confident that the combination of available FHLB advances, Federal funds lines of credit, the available for sale investment portfolio, and our ability to sell mortgage loans and the government guaranteed portion of commercial loans provides adequate short and medium term sources of liquidity. At a minimum the Bank has the following available to meet short term liquidity needs: $6,500,000 in available FHLB advances and $9,000,000 in short term lines of credit with correspondent banks.

CNFC also needs cash to pay dividends to its shareholders. The primary source of cash is the dividends paid to CNFC by the Bank. Management believes that cash from operations is sufficient to supply the cash needed to continue paying a reasonable dividend.


Asset Quality and the Allowance for Loan Loss
The allowance for loan losses was 1.81% of total loans at September 30, 1999 compared to 1.73% at December 31, 1998. At September 30, 1999 approximately $978,000 in loans was placed on non-accrual. This balance relates to a single business relationship. Management is evaluating this relationship for potential loss exposure, and is in the process of restructuring the affected loans. Management has specifically identified a portion of the allowance for loan losses in the event that a portion of the loan is charged off.

Net year to date recoveries totaled $77,000 compared to net charge-offs of $65,000 for the nine months ending September 30, 1999. During the quarter the Bank expensed a provision of $90,000 to the allowance compared to $90,000 during the same period in 1998. Management continues to systematically evaluate the adequacy of the allowance such that the balance is commensurate with the performance of the loan portfolio, general market conditions and other relevant factors.

Capital Resources
CNFC's capital ratios continue to exceed regulatory guidelines for a "well capitalized" institution. A summary of CNFC's capital ratios follows:


                                      September 30,    December 31,      Minimum Required to be
                                          1999           1998             Well Capitalized Under
                                          ----           ----            Prompt Corrective Action
                                                                               Regulations
                                                                               -----------
Total capital to risk weighted            14.1%         14.3%                     10.0%
                                          =====         =====                     =====
assets
Tier 1 capital to risk weighted           12.9%         13.0%                      6.0%
                                          =====         =====                     =====
assets
Tier 1 capital to average assets          09.9%          9.9%                      5.0%
                                          =====         =====                     =====

Results of Operations
Net income for the quarter ended September 30, 1999 was $678,000, an increase of $33,000, or 5.1% compared to the same period in 1998. Net income year to date was $1,985,000, an increase of $126,000 or 6.8%.

Net Interest Income
The following table illustrates the effect that changes in rates and volumes of interest-earning assets and interest-bearing liabilities had on net interest income for the three and nine months ending September 30, 1999 and 1998.


                                           Three Months Ending September 30,      Nine Months Ending September 30,

                                                1999             1998                1999               1998
                                                ----             ----                ----               ----
Interest Income (tax equivalent)            $  3,731,978     $  3,533,705         $ 10,817,985        $ 10,603,209
Interest Expense                               1,465,938        1,481,461            4,196,189           4,491,721
                                            ------------     ------------         ------------        ------------
Net Interest Income                         $  2,266,040     $  2,052,244         $  6,621,796        $  6,111,488

Average Volume
Interest-earning Assets                     $181,559,090     $166,610,098         $176,450,962        $166,520,246
Interest-bearing Liabilities                 149,634,532      137,915,808          145,571,711         138,991,339
                                            ------------     ------------         ------------        ------------
Net Differential                            $ 31,924,558     $ 28,694,290         $ 30,879,251        $ 27,528,907
                                            ============     ============         ============        ============

Average Yields/Rates
Yield on Earning Assets                             8.16%            8.41%                8.20%               8.51%
Rate Paid on Liabilities                            3.89%            4.26%                3.85%               4.32%
                                                    ----             ----                 ----                ----
Interest Spread                                     4.27%            4.15%                4.35%               4.19%
                                                    ====             ====                 ====                ====
Net Interest Margin                                 4.95%            4.89%                5.02%               4.91%
                                                    ====             ====                 ====                ====

The change in net interest income is attributable to the following:



                                  Three Months Ending                          Nine Months Ending
                                   September 30, 1999                          September 30, 1999
                           Volume        Rate       Inc/(Dec)          Volume        Rate        Inc/(Dec)
                           ------        ----       ---------          ------        ----        ---------
Interest
Earning                  $ 345,152    $(146,879)    $ 198,273        $ 738,765    $(523,988)     $ 214,776
Interest
Bearing
Liabi1ities                121,042     (136,565)      (15,523)         138,061     (433,592)      (295,532)
                         ---------    ---------     ---------        ---------    ---------      ---------
Net Interest
Income                   $ 224,110    $ (10,314)    $ 213,796        $ 600,704    $ (90,396)     $ 510,308
                         =========    =========     =========        =========    =========      =========


The increase in net interest income for the three and nine months ending September 30, 1999 is due to an increase in earning assets and an increase in margin. Net interest margin for the three months ending September 30, 1999 increased to 4.95% compared to 4.89% for the three months ending September 30, 1998. Net interest margin for the nine months ending September 30, 1999 increased to 5.02% compared to 4.91% for the nine months ending September 30, 1998. Average earning assets for the three months ending September 30, 1999 increased $14,949,000 compared to the same period in 1998. The average earning assets for the 9 months ending September 30, 1999 increased $9,931,000 compared to same period in 1998. During 1999, the Federal Reserve has increase the Fed Funds rate twice, each time by 25 basis points. This results in an almost immediate increase in the Bank's prime lending rate. The interest rate on a significant portion of the Bank's commercial loan portfolio is tied to the prime lending rate. Therefore, the Bank receives an immediate short-term benefit to the increase in prime. In general, local deposit interest rates do not respond as quickly to changes in the prime lending rate.

Non-interest Income
Non-interest income for the three months ending September 30, 1999 was $258,000. This represents a $62,000 or 19.1% decrease over the same period in 1998. For the nine months ending September 30, 1999, non-interest income totaled $877,000. This represents a $135,000 or 13.3% decrease. Rising interest rates has all but eliminated the mortgage refinance activity. This has significantly reduced the number of mortgage loans originated and, as a result, has also reduced the gain on sale of mortgage loans.

Non-interest Expense
Non-interest expense for the three months ending September 30, 1999 totaled $1,362,000. This represents a 7.7% increase over the same period in 1998. Non-interest expense for the nine months ending September 30,1999 totaled $4,007,000. This represents a $172,000 or a 4.5% increase compared to the same period in 1998.

Salary and benefit expense for the three months ending September 30, 1999 totaled $687,000 compared to $648,000 an increase of $39,000 or 6.0%. The year to date increase in salary and benefit expense was $116,000 or 6.0%. The increase reflects normal base salary increases, and an 8.0% increase in the cost of medical insurance. Full time equivalents have remained unchanged compared to the period ending September 30, 1998.

Year to date professional and outside services increased $54,000 or 27.3% over the same period in 1998. Professional and outside services increased $11,000 or 17.5% for the three months ended September 30, 1999 primarily related for services rendered for remediating Y2K related programs, and the upgrade, installation and service of PC's, networks and related periphials. Management anticipates that these costs will continue to decline in the fourth quarter of 1999.

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

The following table provides information about the Corporation's financial instruments that are sensitive to changes in interest rates as of September 30, 1999. The Corporation had no derivative financial instruments, or trading portfolio, as of that date. The expected maturity date values for loans receivable, mortgage-backed securities, and investment securities were calculated without adjusting the instrument's contractual maturity date for expectations of prepayments. Expected maturity date values for interest-bearing core deposits were not based upon estimates of the period over which the deposits would be outstanding, but rather the opportunity for repricing.

Principal/Notional Amount Maturing in:



                                             1999     2000      2001      2002       2003    Thereafter    Total   Fair Value
                                             ----     ----      ----      ----       ----    ----------    -----   ----------
Rate Sensitive Assets:
Fixed interest rate loans                  $ 1,958   $8,761   $ 8,575    11,698    $18,813     $35,209    $85,014    $ 82,573
             Average interest rate            8.31%    7.79%     8.75%     8.62%      8.32%       7.96%      8.20%
 Variable interest rate loans                9,354   13,922     2,890     4,681      2,058      31,044     63,949      63,949
             Average interest rate            8.94%    9.04%     9.15%     8.76%      8.99%       8.06%      8.53%
Fixed interest rate securities               1,665    4,530     5,810     4,760      5,690       9,420     31,875      32,019
             Average interest rate            6.01%    6.23%     5.93%     6.25%      6.24%       6.65%      6.29%
FHLB stock                                   1,391                                                          1,391       1,391
             Average interest rate            8.00%                                                          8.00%
Federal funds sold                               -                                                              -           -
             Average interest rate            0.00%                                                          0.00%

Rate Sensitive Liabilities:
Non interest bearing demand                 19,693                                                         19,693      19,693
Interest bearing demand                     24,006                                                         24,006      24,006
             Average interest rate            1.70%                                                          1.70%
Savings                                     42,355                                                         42,355      42,355
             Average interest rate            2.59%                                                          2.59%
Time deposits                               18,598   32,287     6,524     2,497      1,416         844     62,166      61,678
             Average interest rate            3.78%    4.17%     4.72%     4.54%      4.63%       4.77%      4.14%
Repurchase agreements                        5,134                                                          5,134       5,134
             Average interest rate            4.80%                                                          4.80%
U.S. treasury demand notes                   1,611                                                          1,611       1,611
             Average interest rate            5.04%                                                          5.04%
Fixed Rate FHLB advances                         -    7,000     1,000                1,500       1,000     10,500       9,221
             Average interest rate            0.00%    5.94%     6.50%                5.48%       5.35%      5.98%
Variable rate FHLB advance                   6,000    1,000                                                 7,000       5,995
             Average interest rate            5.47%    5.48%                                                 5.06%
Federal funds purchased                        250                                                            250         250
             Average interest rate            5.48%                                                          5.48%



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

The media is increasingly focused on the Y2K issue. Their focus has been on what can go wrong, rather than what companies have done to address the issue. Some of the "alleged" experts are advocating drastic preparedness plans for individuals, including the withdrawal of all or most of their cash. The public's response to this media information is difficult to predict. Though we are addressing the anticipated need for additional liquidity and cash, we cannot accurately predict the actual requirement. During the remainder of 1999 we will focus our energy on public relations to explain what we have done to reduce the risk of Y2K and what our contingency plans are for dealing with problems.

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

Contingency Plans
During the second quarter of 1998, the mid-Michigan area experienced an unusually powerful storm system that interrupted electrical power for 4 business days. During the course of this event, we activated our disaster recovery plan, including the full staffing of offsite imaging and mainframe sites. We were able to perform all necessary functions. From this experience we were able to revise and modify our disaster plan in preparedness for a complete system failure related to the year 2000 problem. Modifications to the plan were completed by September 30, 1999.

Management's contingency plan also establishes additional liquidity reserves and an increase in the cash levels normally stored in Bank vaults. The liquidity reserves includes obtaining additional FHLB advances structured to mature after December 31, 1999, obtaining a Federal Reserve Discount Window line of credit, systematically increasing cash reserves, monitoring customer activity for unusual cash withdrawls, and implementing appropriate security measures to protect the additional cash reserves.

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

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

PART II.                                OTHER INFORMATION
Item 6(a)                               Exhibit 27 Financial Data
Item 6(b)                               Reports on Form 8-K
None

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


                                  Commercial National Financial Corporation
                                                 (Registrant)

Date: November 11 ,1999


                                  /s/ Jeffrey S. Barker
                                  President and Chief Executive Officer



                                  /s/ Patrick G. Duffy
                                  Executive Vice President and Chief Financial
                                  Officer

                                 Exhibit Index
                                 -------------

Exhibit No.              Description
-----------              -----------
     27                  Financial Data Schedule