Form 10-Q
period 2000-03-31
COMMERCIAL NATIONAL FINANCIAL CORP /MI
filed 2000-05-15
CIK 828535

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

           X  Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities and Exchange Act of 1934

                For the quarterly period ended March 31, 2000, or

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

YES      _____X______                            NO       ______________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                            Outstanding at April 28, 2000
        Common Stock                                  3,206,718
        No Par Value

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION


                                      INDEX


PART I                                        FINANCIAL INFORMATION

Item 1.             Financial Statements

                    Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999                  (Page 3)

                    Consolidated Statements of Income for the three months ended March 31, 2000 and March   (Page 4)
                    31, 1999

                    Consolidated Statements of Changes in Shareholders' Equity for the periods ended        (Page 5)
                    March 31, 2000 and March 31, 1999

                    Consolidated Statements of Cash Flows for the three months ended March  31, 2000 and    (Page 6)
                    March 31, 1999

                    Notes to Consolidated Financial Statements                                              (Page 7-10)

Item 2.             Management's Discussion and Analysis of Financial Condition and Results of Operations   (Page 11-15)

PART II                                               OTHER INFORMATION

Item 6.             Exhibits and Reports on Form 8-K
                    a)       Exhibit 23-Consent of Independent Accountants                                  (Page 18)
                             Exhibit 27-Financial Data Schedule                                             (Page 19)
                    b)       Reports on Form 8-K                                                            (Page 16)

SIGNATURES                                                                                                  (Page 17)

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS


                                                                             March 31,       December 31,
                                                                               2000              1999
                                                                             ---------       ------------
                                                                            (Unaudited)
ASSETS
Cash and due from banks                                                    $   7,574,499    $   7,419,093
Federal funds sold                                                             2,800,000        1,250,000
                                                                           -------------    -------------
       Total cash and cash equivalents                                        10,374,499        8,669,093
Securities available for sale                                                 18,452,707       17,746,753
Securities held to maturity (fair value $8,898,948 -
    March 31, 2000; $8,940,714 - December 31, 1999)                            8,811,750        8,813,986
Federal Home Loan Bank stock, at cost                                          1,391,300        1,391,300
Loans receivable, net of allowance for loan losses
    $2,880,962-March 31, 2000; $2,792,293 - December 31, 1999                154,644,516      149,674,589
Premises and equipment, net                                                    2,638,903        2,694,511
Accrued interest receivable and other assets                                   2,071,716        2,031,782
                                                                           -------------    -------------
       Total assets                                                        $ 198,385,391    $ 191,022,014
                                                                           =============    =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
       Deposits
              Noninterest-bearing demand                                   $  18,130,952    $  18,535,251
              Interest-bearing demand                                         25,748,916       26,639,403
              Savings                                                         44,694,542       41,271,920
              Time                                                            64,212,839       60,757,458
                                                                           -------------    -------------
                    Total deposits                                           152,787,249      147,204,032
       Securities sold under agreements to repurchase                          5,741,031        4,689,557
       Other borrowings                                                          455,915        2,190,639
       Federal Home Loan Bank advances                                        18,500,000       16,500,000
       Accrued expenses and other liabilities                                  1,597,356        1,473,253
                                                                           -------------    -------------
              Total liabilities                                              179,081,551      172,057,481

Shareholders' equity
       Common stock and paid in capital, no par value:  5,000,000 shares authorized; shares issued and outstanding
         March 31, 2000 - 3,201,329 and December 31,
         1999 - 3,189,025                                                     20,080,279       19,946,643
       Retained earnings (deficit)                                              (588,590)        (830,339)
       Accumulated other comprehensive income/(loss), net of tax                (187,849)        (151,771)
                                                                           -------------    -------------
              Total shareholders' equity                                      19,303,840       18,964,533
                                                                           -------------    -------------
                    Total liabilities and shareholders' equity             $ 198,385,391    $ 191,022,014
                                                                           =============    =============




                                                          See accompanying notes

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION

                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)


                                                          For Three Months
                                                           Ended March 31,
                                                         2000          1999
                                                         ----          ----
Interest and dividend income
    Loans receivable, including fees                  $3,322,181   $2,839,137
    Taxable securities                                   228,519      233,288
    Nontaxable securities                                143,150      165,183
    Federal funds sold                                    41,941       30,732
    Federal Home Loan Bank stock dividends                27,674       27,445
    Interest on other deposits                             8,179        6,927
                                                      ----------   ----------
        Total interest and dividend income             3,771,644    3,302,712

Interest expense
    Deposits                                           1,238,459    1,095,995
    Securities sold under agreements to repurchase        68,756       77,615
    Federal Home Loan Bank advances                      236,089      164,696
    Other                                                  8,825        4,547
                                                      ----------   ----------
        Total interest expense                         1,552,129    1,342,853

Net interest income                                    2,219,515    1,959,859

Provision for loan losses                                 90,000       90,000
                                                      ----------   ----------

Net interest income after provision for loan losses    2,129,515    1,869,859

Noninterest income
    Service charges and fees                             104,744      109,824
    Net gains on loan sales                               14,111       82,636
    Receivable financing fees                             74,673       66,505
    Other                                                 50,915       68,535
                                                      ----------   ----------
        Total noninterest income                         244,443      327,500

Noninterest expenses
    Salaries and employee benefits                       737,839      672,864
    Occupancy and equipment                              255,301      249,336
    FDIC insurance                                         7,548        5,583
    Printing, postage and supplies                        68,322       70,581
    Professional and outside services                     83,986       80,754
    Other                                                246,513      228,703
                                                      ----------   ----------
        Total noninterest expense                      1,399,509    1,307,821
                                                      ----------   ----------
Income before income tax expense                         974,449      889,538
Income tax expense                                       284,000      247,600
                                                      ----------   ----------
Net income                                            $  690,449   $  641,938
                                                      ==========   ==========
Per share information
    Basic earnings                                    $     0.22   $     0.20
    Diluted earnings                                  $     0.21   $     0.20
    Dividends declared                                $     0.14   $     0.14





                                                         See accompanying notes

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY Periods ended March 31, 2000 (Unaudited) and December 31, 1999


                                                                                            Accumulated
                                                            Common                             Other
                                                          Stock and        Retained        Comprehensive         Total
                                                           Paid in         Earnings            Income        Shareholders'
                                                           Capital        (deficit)          Net of Tax          Equity
-------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                             $ 17,525,466     $   (8,483)         $ 143,119     $ 17,660,102

Comprehensive income:
Net income                                                                 2,730,872                           2,730,872
 Net change in unrealized gains/(losses) on
   securities available for sale                                                               (444,669)        (444,669)
Reclassification adjustment for gains/(losses)
   recognized in income                                                                          (2,134)          (2,134)
Tax effect                                                                                      151,913          151,913
                                                                                              ---------     ------------
Total other comprehensive income                                                               (294,890)        (294,890)
                                                                                                            ------------
     Total comprehensive income                                                                                2,435,982
                                                                                                            ------------
Cash dividends declared, $.55 per share                                   (1,730,590)                         (1,730,590)

Payment of 5% stock dividend                                1,822,372     (1,822,138)                                234

Issued under dividend reinvestment program                    686,391                                            686,391
Issued under stock option plan                                159,062                                            159,062
Issued under employee benefit plan                             41,795                                             41,795
Repurchase and retirement of 22,938 shares                   (288,443)                                          (288,443)
                                                        -------------     ----------          ---------     ------------
Balance at December 31, 1999                               19,946,643       (830,339)          (151,771)      18,964,533

Comprehensive income:
Net income                                                                   690,449                             690,449
 Net change in unrealized gains/(losses) on
   securities available for sale                                                                (54,663)         (54,663)
Reclassification adjustment for gains/(losses)
   recognized in income                                                                               -                -
Tax effect                                                                                       18,585           18,585
                                                                                              ---------     ------------
Total other comprehensive income                                                                (36,078)         (36,078)
                                                                                                            ------------
     Total comprehensive income                                                                                  654,371

Cash dividends declared, $.14 per share                                     (448,700)                           (448,700)

Issued under dividend reinvestment program                    173,247                                            173,247
Issued under stock option plan                                 13,655                                             13,655
Issued under employee benefit plan                             38,953                                             38,953
Repurchase and retirement of 6,793 shares                     (92,219)                                           (92,219)
                                                         ------------     ----------          ---------     ------------
Balance at March 31, 2000                                $ 20,080,279     $ (588,590)         $(187,849)    $ 19,303,840
                                                         ============     ==========          =========     ============


                                                          See accompanying notes

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)



                                                                             For Three Months Ended
                                                                                   March 31,
                                                                               2000            1999
                                                                               ----            ----
Cash flows from operating activities
    Net income                                                           $    690,449    $    641,938
    Adjustments to reconcile net income to net
      cash from operating activities
          Provision for loan loss                                              90,000          90,000
          Net gains on loan sales                                             (14,111)        (82,636)
          Originations of loans held for sale                                (427,509)     (3,967,938)
          Proceeds from sales of loans held for sale                          578,620       4,019,351
          Depreciation, amortization and accretion                            141,731         180,133
          Net change in accrued interest receivable and other assets           (6,563)       (205,088)
          Net change in accrued expenses and other liabilities                124,103        (647,520)
                                                                         ------------    ------------
               Net cash from operating activities                           1,176,720          28,240

Cash flows from investing activities
          Purchases of securities available for sale                       (1,840,718)     (2,515,863)
          Proceeds from maturities of securities available for sale         1,075,000            --
          Proceeds from maturities of securities held to maturity                --         1,716,600
          Purchases of securities held to maturity                               --              --
          Net change in loans                                              (5,213,953)     (2,258,644)
          Purchases of premises and equipment, net                            (76,546)       (147,578)
                                                                         ------------    ------------
               Net cash from investing activities                          (6,056,217)     (3,205,485)

Cash flow from financing activities
          Net change in deposits                                            5,583,217      (2,025,387)
          Net change in securities sold under agreements to repurchase      1,051,474         774,032
          Net change in U.S. Treasury demand notes                         (1,734,724)     (1,195,368)
          Federal Home Loan Bank advances                                   8,000,000            --
          Federal Home Loan Bank repayments                                (6,000,000)     (1,000,000)
          Repurchase of common stock shares                                   (92,219)        (83,700)
          Dividends paid and fractional shares                               (448,700)       (428,813)
          Proceeds from sale of common stock                                  225,855         198,971
                                                                         ------------    ------------
               Net cash from financing activities                           6,584,903      (3,760,265)
                                                                         ------------    ------------
Net change in cash and cash equivalents                                     1,705,406      (6,937,510)

Cash and cash equivalents, at beginning of year                             8,669,093      12,555,428
                                                                         ------------    ------------
Cash and cash equivalents, at end of period                              $ 10,374,499    $  5,617,918
                                                                         ============    ============
Cash paid during the period for
          Interest                                                       $  1,545,931    $  1,379,642
          Federal income taxes                                                100,000         333,000


                                                          See accompanying notes

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1-Summary of Significant Accounting Policies

Basic Presentation
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with Rule 10-01 of regulation S-X and the instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial condition of Commercial National Financial Corporation as of March 31, 2000 and December 31, 1999, and the results of its operations for the three months ending March 31, 2000 and March 31, 1999. The results for the three months ended March 31, 2000 are not necessarily indicative of the results expected for the full year.

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

Securities
Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with net unrealized holding gains and losses reported separately in other comprehensive income, net of tax. Trading securities are bought principally for sale in the near term, and are reported at fair value with unrealized gains and losses included in earnings. Securities are written down to fair value when a decline in fair value is not temporary. CNFC did not classify securities for trading at any time during 2000 or 1999.

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION


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

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION


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

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION


Recent Accounting Pronouncements
SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, requires derivative instruments be carried at fair value on the balance sheet. The statement continues to allow derivative instruments to be used to hedge various risks and sets forth specific criteria to be used to determine when hedge accounting can be used. The statement also provides for offsetting changes in fair value or cash flows of both the derivative and the hedged asset or liability to be recognized in earnings in the same period; however, any changes in fair value or cash flow that represent the ineffective portion of a hedge are required to be recognized in earnings and cannot be deferred. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings.

The adoption of SFAS No. 133 as amended becomes effective beginning January 1, 2001 and is not expected to have a material impact on the Company's financial position or results of operations.




Note 2 - Earnings Per Share
A reconciliation of the numerators and denominators of the basic earnings per share and diluted earnings per share computations for the years ended is presented below:


                                                                       MARCH 31, 2000             MARCH 31, 1999
----------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE:
Net income available to common shareholders                            $       690,449           $       641,938
================================================================================================================

Weighted-average common shares outstanding for
basic earnings per share                                                     3,201,674                 3,143,041
================================================================================================================

BASIC EARNINGS PER SHARE                                               $           .22           $          0.20
================================================================================================================

DILUTED EARNINGS PER SHARE:
Net income available to common shareholders                            $       690,449           $       641,938
================================================================================================================
Weighted-average common shares outstanding for basic
    earnings per share                                                       3,201,674                 3,143,041

Add:
Dilutive effect of assumed exercise of stock options                            20,568                    14,903
----------------------------------------------------------------------------------------------------------------

Weighted-average common and dilutive additional potential
    common shares  outstanding                                               3,222,242                 3,157,944
================================================================================================================

DILUTED EARNINGS PER SHARE                                             $           .21           $           .20
================================================================================================================

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition
Total assets at March 31, 2000 increased to $198,385,000 from the $191,022,000 at December 31, 1999. Total loans were $157,525,000 as of March 31, 2000. This represents a $5,058,000 or 3.3% increase from December 31, 1999 balance of $152,467,000. The increase in loans was primarily a result of demand for business loans and management's decision to portfolio an increasing number of residential mortgage loans. Investment securities also increased to $28,656,000 at March 31, 2000 compared to $27,952,000 at December 31, 1999.

Deposits increased $5,583,000 or 3.8% during the period. Total deposits at March 31, 2000 were $152,787,000 compared to $147,204,000 at December 31, 1999.
Included in the deposit total are certificates of deposit obtained through an online certificate of deposit network. The Bank is accessing this source of funding more frequently and regularly. The participants in this network are primarily banks, credit unions, and savings and loans. Rates are posted on an electronic bulletin board available to participants in the network. Certificate of deposits gathered through this method are generally less than 1 year in term and are in increments of $100,000 or less.

Federal Home Loan Bank (FHLB) advances increased to $18,500,000 from $16,500,000 at December 31, 1999.

Liquidity
Management defines liquidity as the ability to fund appropriate levels of credit worthy loans, meet the immediate cash withdrawal requirements of depositors, and maintain access to sufficient resources to meet unexpected contingencies at a reasonable cost and or with minimum losses.

While loan growth continues, the Bank's retail deposit base has not increased at the same rate. As discussed above, the Bank continues to attract deposits through the online service discussed above. The loan to deposit ratio calculated on March 31, 2000 ending balances was 103.1% compared to 103.6% at December 31, 1999. Management is confident that the combination of available FHLB advances, Federal funds lines of credit, the available for sale investment portfolio, and our ability to sell mortgage loans and the government guaranteed portion of commercial loans provides adequate short and medium term sources of liquidity. At a minimum the Bank has the following available to meet short-term liquidity needs: $6,500,000 in available FHLB advances and $9,000,000 in short term lines of credit with correspondent banks.

CNFC also needs cash to pay dividends to its shareholders. The primary source of cash is the dividends paid to CNFC by the Bank. Management believes that cash from operations is sufficient to supply the cash needed to continue paying a reasonable dividend. CNFC also has a $1,500,000 line of credit with a correspondent institution, which is renewed annually.

Asset Quality and the Allowance for Loan Loss
The allowance for loan losses was 1.83% of total loans at March 31, 2000 the same as December 31, 1999. At March 31, 2000 approximately $932,000 is classified as non-accrual. This balance relates to a single business relationship. Management is evaluating this relationship for potential loss exposure, and is in the process of restructuring the affected loans. Management has specifically identified a portion of the allowance for loan losses in the event that a portion of the loan is charged off.

Year to date recoveries totaled $11,000 compared to charge-offs of $12,000. During the quarter the Bank expensed a provision of $90,000 to the allowance compared to $90,000 during the same period in 1999. Management continues to systematically evaluate the adequacy of the allowance such that the balance is commensurate with the performance of the loan portfolio, loan growth, general market conditions and other relevant factors.

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION


Capital Resources
CNFC's capital ratios continue to exceed regulatory guidelines for a "well capitalized" institution. A summary of CNFC's capital ratios follows:


                                           March 31,   December 31,       Minimum Required to be Well
                                             2000         1999              Capitalized Under Prompt
                                           ---------   ------------     Corrective Action Regulations
                                                                        -----------------------------

Total capital to risk weighted assets        14.0%           14.3%                     10.0%
                                             ====            ====                      ====
Tier 1 capital to risk weighted assets       12.8%           13.0%                      6.0%
                                             ====            ====                      ====
Tier 1 capital to average assets             10.0%           10.0%                      5.0%
                                             ====            ====                      ====

Results of Operations
Net income for the quarter ended March 31, 2000 was $690,000, an increase of $48,000, or 7.5% compared to the same period in 1999. A 13.2% increase in net interest income generated by strong loan demand is the primary contributing factor to the increase in net income. Offsetting the increase in net interest income is a 25.3% decrease in non-interest income and a 7.0% increase in non-interest expense. The factors affecting these changes are discussed in the following paragraphs.

Net Interest Income
The following table illustrates the effect that changes in rates and volumes of interest-earning assets and interest-bearing liabilities had on net interest income for the three months ending March 31, 2000 and 1999.


                                    Three Months Ending March 31,

                                       2000             1999
                                       ----             ----
Interest Income (tax equivalent)   $  3,928,470    $  3,469,424
Interest Expense                      1,552,129       1,342,853
                                   ------------    ------------
Net Interest Income                $  2,376,341    $  2,126,571

Average Volume
Interest-earning Assets            $186,819,659    $170,930,157
Interest-bearing Liabilities        154,857,490     140,835,882
                                   ------------    ------------
Net Differential                   $ 31,962,169    $ 30,094,275
                                   ============    ============
Average Yields/Rates
Yield on Earning Assets                    8.43%           8.23%
Rate Paid on Liabilities                   4.02%           3.87%
                                           ----            ----

Interest Spread                            4.41%           4.36%
                                           ====            ====
Net Interest Margin                        5.10%           5.05%
                                           ====            ====

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

The change in net interest income is attributable to the following:


                                                Three Months Ending
                                                  March 31, 2000
                                      Volume            Rate         Inc/(Dec)
                                      ------            ----         ---------
Interest Earning Assets              $ 398,360        $ 60,685       $459,045
Interest Bearing Liabilities           165,130          44,145        209,275
                                     ---------        --------       ---------

Net Interest Income                  $ 233,230        $ 16,540       $249,770
                                     =========        ========       ========


The increase in net interest income for the three months ending March 31, 2000 is due to an increase in earning assets and an increase in margin. Net interest margin for the three months ending March 31, 2000 increased to 5.10% compared to 5.05% for the three months ending March 31, 1999. Average earning assets for the three months ending March 31, 2000 increased $15,890,000 compared to the same period in 1999. During 1999, the Federal Reserve increased the Fed Funds rate three times, each time by 25 basis points. The Federal Reserve has increased the Fed Funds rate twice during the first quarter of 2000. This results in an almost immediate increase in the Bank's prime lending rate. The interest rate on a significant portion of the Bank's commercial loan portfolio is tied to the prime-lending rate. Therefore, the Bank receives an immediate short-term benefit to the increase in prime. In general, local deposit interest rates do not respond as quickly to changes in the prime lending rate. However, the cost of certificates of deposits gathered on the electronic network, and FHLB advances are more sensitive to general changes in interest rates. These funding sources have become more expensive and over time will offset some of the short-term increase in net interest income.

Non-interest Income
Non-interest income for the three months ending March 31, 2000 was $244,000. This represents a $83,000 or 25.4% decrease over the same period in 1999. Rising interest rates has all but eliminated the mortgage refinance activity. This has significantly reduced the number of mortgage loans originated and, as a result, has also reduced the gain on sale of mortgage loans. Also, management has elected to portfolio a larger number of residential real estate mortgage loans that previously would have been sold to the secondary market.

Non-interest Expense
Non-interest expense for the three months ending March 31, 2000 totaled $1,400,000. This represents a $92,000 or 7.0% increase over the same period in 1999.

Salary and benefit expense for the three months ending March 31, 2000 totaled $738,000 compared to $673,000 an increase of $65,000 or 9.7%. The increase reflects normal base salary increases, market adjustments and an 8.0% increase in the cost of medical insurance. The increase in medical cost reflects normal increases effective August of 1999. Management anticipates a similar increase during 2000. The Bank is experiencing wage pressure as the area unemployment rate remains low. The Bank is competing for staff with a large area casino and newly opened prisons. These organizations have increased the base pay scale for entry level employees. The increase in salary and benefit expense accounts for 70.1% of the increase in non-interest expenses.

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

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION


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

The following table provides information about the Corporation's financial instruments that are sensitive to changes in interest rates as of March 31, 2000. The Corporation had no derivative financial instruments, or trading portfolio, as of that date. The expected maturity date values for loans receivable, mortgage-backed securities, and investment securities were calculated without adjusting the instrument's contractual maturity date for expectations of prepayments. Expected maturity date values for interest-bearing core deposits were not based upon estimates of the period over which the deposits would be outstanding, but rather the opportunity for repricing.

Principal/Notional Amount Maturing in:


                                       2000      2001     2002      2003       2004    THEREAFTER    TOTAL     FAIR VALUE
                                       ----      ----     ----      ----       ----    ----------    -----    -----------
Rate Sensitive Assets:
Fixed interest rate loans             $7,710   $9,609   $11,725  $ 18,835    $16,392    $ 26,408   $ 90,679    $ 88,811
             Average interest rate      6.97%    8.23%     8.76%     8.44%      8.29%       7.84%      8.13%
 Variable interest rate loans         14,788    8,308     4,400     2,246      5,259      31,846     66,847      66,847
             Average interest rate      9.66%    9.73%     9.47%     9.77%      9.99%       8.15%      8.97%
Fixed interest rate securities         3,455    5,810     4,760     5,690      4,510       3,100     27,325      27,130
             Average interest rate      6.39%    5.93%     6.25%     6.24%      6.92%       7.51%      6.45%
FHLB stock                             1,391                                                          1,391       1,391
             Average interest rate      8.00%                                                          8.00%
Federal funds sold                     2,800                                                          2,800       2,800
             Average interest rate      6.25%                                                          6.25%

Rate Sensitive Liabilities:
Non interest bearing demand           18,131                                                         18,131      18,131
Interest bearing demand               25,749                                                         25,749      25,749
             Average interest rate      1.70%                                                          1.70%
Savings                               44,695                                                         44,695      44,695
             Average interest rate      2.70%                                                          2.70%
Time deposits                         40,525   16,784     3,778     1,988        837         301     64,213      64,520
             Average interest rate      4.90%    4.91%     4.56%     4.93%      5.02%       4.99%      4.88%
Repurchase agreements                  5,741                                                          5,741       5,741
             Average interest rate      5.84%                                                          5.84%
U.S. treasury demand notes               456                                                            456         456
             Average interest rate      5.84%                                                          5.84%
Fixed rate FHLB advances               6,000    2,000         -     2,500          -       3,000     13,500      13,037
             Average interest rate      6.17%    6.63%               6.18%                  6.61%      6.33%
Variable rate FHLB advance             3,000        -         -         -          -       2,000      5,000       4,884
             Average interest rate      6.32%                                               7.34%      6.73%

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION


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

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION



PART II.                           OTHER INFORMATION
Item 6 (a)                         Exhibit 23 Consent of Independent Accountants
                                   Exhibit 27 Financial Data
Item 6 (b)                         Reports on Form 8-K  None

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Commercial National Financial Corporation
                                                   (Registrant)
Date: May 3, 2000

                                  /S/ Jeffrey S. Barker
                                  Jeffrey S. Barker
                                  President and Chief Executive Officer


                                  /s/ Patrick G. Duffy
                                  Patrick G. Duffy
                                  Executive Vice President and Chief Financial
                                  Officer

                                 Exhibit Index
                                 -------------

Exhibit No.                   Description
-----------                   -----------

   23                         Consent of Independent Accountants

   27                         Financial Data Schedule