Form 10-Q
period 2000-06-30
COMMERCIAL NATIONAL FINANCIAL CORP /MI
filed 2000-08-14
CIK 828535

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

            X Quarterly Report Pursuant to Section 13 or 15(d) of the
           ---         Securities and Exchange Act of 1934

                For the quarterly period ended June 30, 2000, or

            Transition Report Pursuant to Section 13 or 15(d) of the
          ---            Securities Exchange Act of 1934

              For the Transition Period from         to
                                             --------  --------
                           Commission File No. 0-17000


                    COMMERCIAL NATIONAL FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)


             Michigan                                     38-2799780
     (State of Incorporation)                  (IRS Employer Identification No.)


  101 North Pine River Street, Ithaca, Michigan              48847
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

YES   X                                     NO
   -------                                    -------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                  Outstanding at July 31, 2000
        Common Stock                                       3,173,136
        No Par Value

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION


                                                           INDEX

PART I                                              FINANCIAL INFORMATION

Item 1.             Financial Statements

                    Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999                   (Page 3)

                    Consolidated Statements of Income for the three and six months ended June 30, 2000      (Page 4)
                    and June 30,1999

                    Consolidated Statements of Changes in Shareholders' Equity for the periods ended        (Page 5)
                    June 30, 2000 and December 31, 1999

                    Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and        (Page 6)
                    June 30, 1999

                    Notes to Consolidated Financial Statements                                              (Page 7-11)

Item 2.             Management's Discussion and Analysis of Financial Condition and Results of Operations   (Page 12-17)

PART II                                        OTHER INFORMATION

Item 6.             Exhibits and Reports on Form 8-K

                    b)       Exhibit 27-Financial Data Schedule                                             (Page 20)
                    c)       Reports on Form 8-K                                                            (Page 18)


SIGNATURES                                                                                                  (Page 19)


                    COMMERCIAL NATIONAL FINANCIAL CORPORATION


                           CONSOLIDATED BALANCE SHEETS


                                                                                June 30,        December 31,
                                                                                  2000              1999
                                                                                  ----              ----
                                                                              (Unaudited)

ASSETS
Cash and due from banks                                                       $   5,785,361     $   7,419,093
Federal funds sold                                                                  600,000         1,250,000
                                                                              -------------     -------------
       Total cash and cash equivalents                                            6,385,361         8,669,093
Securities available for sale                                                    18,494,900        17,746,753
Securities held to maturity (fair value $8,852,961 -
    June 30, 2000; $8,940,714 - December 31, 1999)                                8,746,305         8,813,986
Federal Home Loan Bank stock, at cost                                             1,391,300         1,391,300
Loans receivable, net of allowance for loan losses
    $2,973,709 - June 30, 2000; $2,792,293 - December 31, 1999                  160,840,721       149,674,589
Premises and equipment, net                                                       2,602,922         2,694,511
Accrued interest receivable and other assets                                      2,282,678         2,031,782
                                                                              -------------     -------------
       Total assets                                                           $ 200,744,187     $ 191,022,014
                                                                              =============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
       Deposits
              Noninterest-bearing demand                                      $  19,278,101     $  18,535,251
              Interest-bearing demand                                            24,420,186        26,639,403
              Savings                                                            41,171,980        41,271,920
              Time                                                               68,849,608        60,757,458
                                                                              -------------     -------------
                    Total deposits                                              153,719,875       147,204,032
       Securities sold under agreements to repurchase                             7,185,108         4,689,557
       Other borrowings                                                           1,430,228         2,190,639
       Federal Home Loan Bank advances                                           17,500,000        16,500,000
       Accrued expenses and other liabilities                                     1,552,671         1,473,253
                                                                              -------------     -------------
              Total liabilities                                                 181,387,882       172,057,481

Shareholders' equity
       Common stock and paid in capital, no par value: 5,000,000 shares authorized; shares issued and outstanding
         June 30, 2000 - 3,180,779 and December 31,
         1999 - 3,189,025                                                        19,795,278        19,946,643
       Retained earnings (deficit)                                                 (284,909)         (830,339)
       Accumulated other comprehensive income/(loss), net of tax                   (154,064)         (151,771)
                                                                              -------------     -------------
              Total shareholders' equity                                         19,356,305        18,964,533
                                                                              -------------     -------------
                    Total liabilities and shareholders' equity                $ 200,744,187     $ 191,022,014
                                                                              =============     =============






                                                          See accompanying notes

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION

                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                              For Three Months                For Six Months
                                                               Ended June 30,                 Ended June 30,
                                                             2000           1999            2000          1999
                                                             ----           ----            ----          ----

Interest and dividend income
    Loans receivable, including fees                       $ 3,494,264   $ 2,972,066      $ 6,816,445  $ 5,811,203
    Taxable securities                                         235,412       262,994          463,931      496,282
    Nontaxable securities                                      146,795       162,020          289,945      327,203
    Federal funds sold                                          32,022        22,176           73,963       52,908
    Federal Home Loan Bank stock dividends                      27,674        27,750           55,348       55,195
    Interest on other deposits                                  10,616         7,963           18,795       14,890
                                                           -----------   -----------      -----------   ----------
        Total interest and dividend income                   3,946,783     3,454,969        7,718,427    6,757,681

Interest expense
    Deposits                                                 1,330,793     1,096,107        2,569,252    2,192,102
    Securities sold under agreements to repurchase              92,589        87,809          161,345      165,424
    Federal Home Loan Bank advances                            291,926       194,632          528,015      359,328
    Other                                                       13,521         8,850           22,346       13,397
                                                           -----------   -----------      -----------  -----------
        Total interest expense                               1,728,829     1,387,398        3,280,958    2,730,251

Net interest income                                          2,217,954     2,067,571        4,437,469    4,027,430

Provision for loan losses                                       90,000        90,000          180,000      180,000
                                                           -----------   -----------      -----------  -----------
Net interest income after provision for loan losses          2,127,954     1,977,571        4,257,469    3,847,430

Noninterest income
    Service charges and fees                                   110,695       116,586          215,439      226,410
    Net gains on loan sales                                     17,310        41,932           31,421      124,568
    Receivable financing fees                                   81,205        63,051          155,878      129,556
    Other                                                       75,937        46,115          126,852      138,813
                                                           -----------   -----------      -----------  -----------
        Total noninterest income                               285,147       267,684          529,590      619,347

Noninterest expenses
    Salaries and employee benefits                             716,327       686,540        1,454,166    1,359,404
    Occupancy and equipment                                    242,266       251,533          497,567      500,869
    FDIC insurance                                               7,500         5,634           15,048       11,217
    Printing, postage and supplies                              60,019        54,140          128,341      124,721
    Professional and outside services                           85,273        96,824          169,259      177,578
    Other                                                      232,949       219,091          479,462      471,957
                                                           -----------   -----------      -----------  -----------
       Total noninterest expense                             1,344,334     1,313,762        2,743,843    2,645,746
                                                           -----------   -----------      -----------  -----------
Income before income tax expense                             1,068,767       931,493        2,043,216    1,821,031
Income tax expense                                             317,000       265,494          601,000      513,094
                                                           -----------   -----------      -----------  -----------
Net income                                                 $   751,767   $   665,999      $ 1,442,216  $ 1,307,937
                                                           ===========   ===========      ===========  ===========

Per share information
    Basic earnings                                         $      0.24   $      0.21      $      0.45  $      0.41
    Diluted earnings                                       $      0.23   $      0.21      $      0.45  $      0.41
    Dividends declared                                     $      0.14   $      0.14      $      0.28  $      0.27




                                                          See accompanying notes

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION


           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY Periods ended June 30, 2000 (Unaudited) and December 31, 1999

                                                                                        Accumulated
                                                          Common                             Other
                                                        Stock and        Retained      Comprehensive         Total
                                                         Paid in         Earnings          Income        Shareholders'
                                                         Capital        (deficit)        Net of Tax          Equity
-------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998                             $ 17,525,466    $    (8,483)        $  143,119     $ 17,660,102

Comprehensive income:
Net income                                                                 2,730,872                           2,730,872
 Net change in unrealized gains/(losses) on
   securities available for sale                                                               (444,669)        (444,669)
Reclassification adjustment for gains/(losses)
   recognized in income                                                                          (2,134)          (2,134)
Tax effect                                                                                      151,913          151,913
                                                                                             ----------     ------------
Total other comprehensive income                                                               (294,890)        (294,890)
                                                                                                            ------------
     Total comprehensive income                                                                                2,435,982
                                                                                                            ------------
Cash dividends declared, $.55 per share                                   (1,730,590)                         (1,730,590)

Payment of 5% stock dividend                                1,822,372     (1,822,138)                                234

Issued under dividend reinvestment program                    686,391                                            686,391
Issued under stock option plan                                159,062                                            159,062
Issued under employee benefit plan                             41,795                                             41,795
Repurchase and retirement of 22,938 shares                   (288,443)                                          (288,443)
                                                        -------------    -----------         ----------     ------------
Balance at December 31, 1999                               19,946,643       (830,339)          (151,771)      18,964,533

Comprehensive income:
Net income                                                                 1,442,216                           1,442,216
 Net change in unrealized gains/(losses) on
   securities available for sale                                                                 (3,475)          (3,475)
Reclassification adjustment for gains/(losses)
   recognized in income                                                                               -                -
Tax effect                                                                                        1,182            1,182
                                                                                             ----------     ------------
Total other comprehensive income                                                                 (2,293)          (2,293)
                                                                                                            ------------
     Total comprehensive income                                                                                1,439,923

Cash dividends declared, $.14 per share                                     (896,786)                           (896,786)

Issued under dividend reinvestment program                    306,808                                            306,808
Issued under stock option plan                                 41,098                                             41,098
Issued under employee benefit plan                             56,040                                             56,040
Repurchase and retirement of 41,175 shares                   (555,311)                                          (555,311)
                                                        -------------    -----------         ----------     ------------
Balance at June 30, 2000                                 $ 19,795,278     $ (284,909)        $ (154,064)    $ 19,356,305
                                                        =============    ===========         ==========     ============




                                                          See accompanying notes

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                        For Six Months Ended
                                                                                              June 30,
                                                                                       2000            1999
                                                                                       ----            ----

Cash flows from operating activities
    Net income                                                                      $   1,442,216     $ 1,307,937
    Adjustments to reconcile net income to net
      cash from operating activities
          Provision for loan loss                                                         180,000         180,000
          Net gains on loan sales                                                         (31,421)       (124,568)
          Originations of loans held for sale                                          (1,417,790)     (6,059,982)
          Proceeds from sales of loans held for sale                                    1,586,210       6,191,356
          Depreciation, amortization and accretion                                        279,388         363,870
          Net change in accrued interest receivable and other assets                     (249,715)        (97,380)
          Net change in accrued expenses and other liabilities                             79,419        (861,083)
                                                                                    -------------     -----------
               Net cash from operating activities                                       1,868,307         900,150

Cash flows from investing activities
          Purchases of securities available for sale                                   (3,409,106)     (7,285,105)
          Proceeds from maturities of securities available for sale                     2,715,000       1,998,530
          Proceeds from maturities of securities held to maturity                               -       1,941,600
          Purchases of securities held to maturity                                              -               -
          Net change in loans                                                         (11,487,194)     (7,308,848)
          Purchases of premises and equipment, net                                       (173,572)       (430,945)
                                                                                    -------------     -----------
               Net cash from investing activities                                     (12,354,872)    (11,084,768)

Cash flow from financing activities
          Net change in deposits                                                        6,515,844        (699,748)
          Net change in securities sold under agreements to repurchase                  2,495,551         (53,158)
          Net change in U.S. Treasury demand notes                                       (760,411)       (153,990)
          Federal Home Loan Bank advances                                              12,000,000      10,000,000
          Federal Home Loan Bank repayments                                           (11,000,000)     (5,000,000)
          Repurchase of common stock shares                                              (555,311)       (142,715)
          Dividends paid and fractional shares                                           (896,786)       (860,284)
          Proceeds from sale of common stock                                              403,946         437,299
                                                                                    -------------     -----------
               Net cash from financing activities                                       8,202,833       3,527,404
                                                                                    -------------     -----------
Net change in cash and cash equivalents                                                (2,283,732)     (6,657,214)

Cash and cash equivalents, at beginning of year                                         8,669,093      12,555,428
                                                                                    -------------     -----------
Cash and cash equivalents, at end of period                                         $   6,385,361     $ 5,898,214
                                                                                    =============     ===========
Cash paid during the period for
          Interest                                                                  $   3,215,124     $ 2,759,020
          Federal income taxes                                                            561,641         839,000



                                        6
                                                          See accompanying notes

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1-Summary of Significant Accounting Policies

Basic Presentation
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with Rule 10-01 of regulation S-X and the instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial condition of Commercial National Financial Corporation as of June 30, 2000 and December 31, 1999, and the results of its operations for the three and six months ending June 30, 2000 and June 30, 1999. The results for the three and six months ended June 30, 2000 are not necessarily indicative of the results expected for the full year.

Principals of Consolidation
The accompanying consolidated financial statements include the accounts of Commercial National Financial Corporation (CNFC), Commercial Bank (Bank) and CNFC Financial Services, Inc., a wholly owned subsidiary of the Bank. All material intercompany accounts and transactions have been eliminated in consolidation.

Nature of Operations, Industry Segments and Concentrations of Credit Risk
CNFC is a one-bank holding company, which conducts limited business activities. The Bank performs the majority of business activities.

The Bank provides a full range of banking services to individuals, agricultural businesses, commercial businesses and light industries located in its service area. It maintains a diversified loan portfolio, including loans to individuals for home mortgages, automobiles and personal expenditures, and loans to business enterprises for current operations and expansion. The Bank offers a variety of deposit products, including checking, savings, money market, individual retirement accounts and certificates of deposit. While CNFC's chief decision-makers monitor the revenue stream of various products and services, operations are managed and financial performance is evaluated on a corporation-wide basis. Accordingly, management considers all of the CNFC's banking operations to be aggregated into one operating segment.

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

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION


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

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

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

Employee Benefits
A benefit plan with 401(k) features covers substantially all employees. The plan allows participant compensation deferrals. The amount of any matching contribution is based solely on the discretion of the board of directors. Historically, the CNFC has matched up to 6% of such deferrals at 100%.

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

Earnings and Dividends Per Share
Basic earnings per common share is based on net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share shows the diluted effect of any additional potential common shares. Earnings and dividends per common share are restated for all stock splits and stock dividends. On July 21, 1999 the board of directors of CNFC approved a 3 for 1 stock split payable on September 1, 1999 to shareholders of record on August 8, 1999. All earnings per common share and dividends per common share have been restated to reflect this stock split.

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

Financial Instruments with Off-Balance-Sheet Risk
CNFC, in the normal course of business, makes commitments to make loans, which are not recorded in the financial statements.

Fair Values of Financial Instruments
Fair values of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. The fair value estimates of existing on-and off-balance-sheet financial instruments does not include the value of anticipated future business or values of assets and liabilities not considered financial instruments.

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

The adoption of SFAS No. 133 as amended becomes effective beginning January 1, 2001 and is not expected to have a material impact on the CNFC's financial position or results of operations.



Note 2 - Earnings Per Share

A reconciliation of the numerators and denominators of the basic earnings per share and diluted earnings per share computations for the periods ended is presented below:


                                                                        June 30, 2000              June 30, 1999
----------------------------------------------------------------------------------------------------------------

Basic earnings per share:
Net income available to common shareholders                            $     1,442,216           $     1,307,937
================================================================================================================
Weighted-average common shares outstanding for
basic earnings per share                                                     3,191,795                 3,156,325
================================================================================================================
Basic earnings per share                                               $           .45           $          0.41
================================================================================================================

Diluted earnings per share:
Net income available to common shareholders                            $     1,442,216           $     1,307,937
================================================================================================================
Weighted-average common shares outstanding for basic
    earnings per share                                                       3,191,795                 3,156,325

Add:
Dilutive effect of assumed exercise of stock options                            20,424                    12,471
----------------------------------------------------------------------------------------------------------------
Weighted-average common and dilutive additional potential
    common shares  outstanding                                               3,212,219                 3,168,796
================================================================================================================
Diluted earnings per share                                             $           .45           $           .41
================================================================================================================

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION


Note 3 - Stock Option Plans SFAS No. 123, Accounting for Stock-Based Compensation requires proforma disclosures for companies that do not adopt its fair value accounting method for stock-based employee compensation. The following proforma information presents net income and basic and diluted earnings per share had the fair value method been used to measure compensation cost for stock option plans. The exercise price of options granted is equivalent to the market value of underlying stock at the grant date. No compensation cost was actually recognized for stock options.

The fair value of options granted during 2000 and 1999 is estimated using the following weighted-average information: risk-free interest rate of 6.20%; expected life of 5.0 years; expected dividends of 4.0% per year, and nominal expected stock price volatility.

Stock option plans are used to reward employees and provide them with an additional equity interest. Options granted to employees are issued for 7 year periods, with vesting occurring over a 5 year period. Options granted to directors are issued for 2 year periods with vesting occurring after 6 months. At year-end 1999, 127,476 shares were authorized for future grants. Information about option grants follows. At June 30, 2000 88,194 shares were authorized for future grants. The current stock option plan expires December 31, 2000.


                                           Number Weighted Average
                                        of Options     Exercise Price
----------------------------------------------------------------------

Outstanding, beginning of 1998           72,315               $   9.32
   Granted                               33,733                  11.74
   Exercised                            (16,130)                  9.83
----------------------------------------------------------------------
Outstanding, end of 1999                 89,918                  10.14
   Granted                               39,282                  13.25
   Exercised                             (4,100)                 10.02
----------------------------------------------------------------------
Outstanding, June 30,  2000             125,100               $  11.12
======================================================================

The weighted-average fair value of options granted in 2000 and 1999 was $0 and $1.00. At year-end 1999, options outstanding had a weighted-average remaining life of 5.2 years and a range of exercise price from $6.52 to $11.74. At June 30, 2000 the weighted-average remaining life was 5.4 years and a range of exercise prices from $6.52 to $13.25.

Options exerciseable at year-end are as follows.

                         Number   Weighted Average
                       of Options  Exercise Price
--------------------------------------------------

December 30,1999       45,569            8.64
June 30, 2000          51,263            9.11


                    COMMERCIAL NATIONAL FINANCIAL CORPORATION


ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition
Total assets at June 30, 2000 increased to $200,744,000 from the $191,022,000 at December 31, 1999. Total loans were $163,814,000 as of June 30, 2000. This represents an $11,347,000 or 7.4% increase from December 31, 1999 balance of $152,467,000. The increase in loans was primarily a result of demand for business loans and management's decision to portfolio, rather than sell, an increasing number of residential mortgage loans originated during the period. Investment securities also increased to $28,633,000 at June 30, 2000 compared to $27,952,000 at December 31, 1999.

Deposits increased $6,516,000 or 4.4% during the period. Total deposits at June 30, 2000 were $153,720,000 compared to $147,204,000 at December 31, 1999.
Included in the deposit total are certificates of deposit obtained through an online certificate of deposit network. The Bank is accessing this source of funding more frequently and regularly. The participants in this network are primarily banks, and credit unions. Rates are posted on an electronic bulletin board available to participants in the network. Certificate of deposits gathered through this method are generally in increments of $100,000 or less. Deposits gathered through this network totaled $10,000,000 at June 30, 2000. This compares to $3,500,000 at December 31, 1999.

Liquidity
Management defines liquidity as the ability to fund appropriate levels of credit worthy loans, meet the immediate cash withdrawal requirements of depositors, and maintain access to sufficient resources to meet unexpected contingencies at a reasonable cost and or with minimum losses.

While loan growth continues, the Bank's retail deposit base has not increased at the same rate. As discussed above, the Bank continues to attract deposits through an online service. The loan to deposit ratio calculated on June 30, 2000 ending balances was 106.6% compared to 103.6% at December 31, 1999. Management believes that the combination of available FHLB advances, Federal funds lines of credit, the available for sale investment portfolio, and our ability to sell mortgage loans and the government guaranteed portion of commercial loans provides adequate short and medium term sources of liquidity. At a minimum the Bank has the following available to meet short-term liquidity needs: $8,500,000 in available FHLB advances and $9,000,000 in short term lines of credit with correspondent banks.

CNFC also needs cash to pay dividends to its shareholders. The primary source of cash is the dividends paid to CNFC by the Bank. Management believes that cash from operations is sufficient to supply the cash needed to continue paying a reasonable dividend. CNFC also has a $1,500,000 line of credit with a correspondent institution.

Asset Quality and the Allowance for Loan Loss
The allowance for loan losses was 1.82% of total loans at June 30, 2000 and 1.83% at December 31, 1999. At June 30, 2000 approximately $879,000 is classified as non-accrual. This balance relates to a single business relationship. The loan customer has subsequently defaulted on the most recent restructuring plan and management is again evaluating this relationship for potential loss exposure. Management has specifically identified a portion of the allowance for loan losses in the event that a portion of the loan is charged off. Management anticipates that a portion of the loan will be charged off in the third quarter.

Year to date net recoveries totaled $1,000 compared to net recoveries of $86,000 during the six months ended June 30, 1999. Year to date, CNFC expensed a provision of $180,000, which was the same as the amount expensed for the six months ended June 30, 1999. During the quarter CNFC expensed a provision of $90,000 to the allowance compared to $90,000 during the same period in 1999.

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION


Management continues to systematically evaluate the adequacy of the allowance such that the balance is commensurate with the performance of the loan portfolio, loan growth, general market conditions and other relevant factors.

Capital Resources
CNFC's capital ratios continue to exceed regulatory guidelines for a "well capitalized" institution. A summary of CNFC's capital ratios follows:

                                                                            Minimum Required to be Well
                                           June 30,    December 31,           Capitalized Under Prompt
                                             2000         1999             Corrective Action Regulations
                                           ------------------------        -----------------------------

Total capital to risk weighted assets        13.7%           14.3%                     10.0%
                                             ====            ====                      ====
Tier 1 capital to risk weighted assets       12.4%           13.0%                      6.0%
                                             ====            ====                      ====
Tier 1 capital to average assets              9.8%           10.0%                      5.0%
                                             ====            ====                      ====

Results of Operations
Net income for the quarter ended June 30, 2000 was $752,000, an increase of $86,000, or 12.9% compared to the same period in 1999. A 7.3% increase in net interest income generated by strong loan demand is the primary contributing factor to the increase in net income. In addition CNFC recorded a 6.5% increase in non-interest income and a modest 2.3% increase in non-interest expense.

Net income for the six months ended June 30, 2000 was $1,442,000, an increase of $134,000 or 10.2%. Strong loan demand generated a $410,000 or 10.2% increase in net interest income. Offsetting the increase in net interest income was a $89,000 or 14.4% decrease in non-interest income and a modest 3.7% increase in non-interest expense. The detail factors affecting these changes are discussed in the following paragraphs.

Net Interest Income
The following table illustrates the effect that changes in rates and volumes of interest-earning assets and interest-bearing liabilities had on net interest income for the three and six months ending June 30, 2000 and 1999.

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION


                                       Three Months Ending June 30,               Six Months Ending June 30,

                                          2000             1999                  2000                  1999
                                          ----             ----                  ----                  ----

Interest Income (tax equivalent)       $   4,119,444    $   3,616,582        $  8,055,794           $   7,086,009
Interest Expense                           1,728,829        1,387,398           3,280,958               2,730,251
                                       -------------    -------------        ------------           -------------
Net Interest Income                    $   2,390,615    $   2,229,184        $  4,774,836           $   4,355,758

Average Volume
Interest-earning Assets                $ 193,545,051    $ 176,746,836        $190,224,588           $ 173,854,563
Interest-bearing Liabilities             161,128,626      146,148,029         157,993,058             143,506,631
                                       -------------    -------------        ------------           -------------
Net Differential                       $  32,416,425    $  30,598,807        $ 32,231,530           $  30,347,932
                                       =============    =============        ============           =============

Average Yields/Rates
Yield on Earning Assets                        8.54%            8.21%               8.49%                   8.22%
Rate Paid on Liabilities                       4.30%            3.81%               4.16%                   3.84%
                                               -----            -----               -----                   -----

Interest Spread                                4.24%            4.40%               4.33%                   4.38%
                                               =====            =====               =====                   =====

Net Interest Margin                            4.95%            5.06%               5.03%                   5.05%
                                               =====            =====               =====                   =====





The change in net interest income is attributable to the following:

                                         Three Months Ending                               Six months Ending
                                            June 30, 2000                                    June 30, 2000
                                Volume          Rate         Inc/(Dec)           Volume          Rate          Inc/(Dec)
                                ------          ----         ---------           ------          ----          ---------

Interest Earning Assets        $ 396,950      $ 105,912      $ 502,862         $ 795,031       $ 174,754       $ 969,785
Interest Bearing Liabilities     190,797        150,634        341,431           355,841         194,866         550,707
                              ----------      ---------     ----------         ---------       ---------       ---------
Net Interest Income            $ 206,153      $ (44,722)     $ 161,431         $ 439,190       $ (20,112)      $ 419,078
                              ==========      =========     ==========         =========       ==========      =========

The increase in net interest income for the six months ending June 30, 2000 is due to an increase in earning assets offset by a slight decrease in margin. Net interest margin for the six months ending June 30, 2000 decreased to 5.03% compared to 5.05% for the six months ending June 30, 1999. Average earning assets for the six months ending June 30, 2000 increased $16,370,000 compared to the same period in 1999. During 1999, the Federal Reserve increased the Fed Funds rate three times, each time by 25 basis points. The Federal Reserve also increased the Fed Funds rate by 25 basis points twice during the first quarter of 2000, and by 50 basis points once during May of 2000.

This change in prime results in an almost immediate increase in the Bank's prime lending rate. The interest rate on a significant portion of the Bank's commercial loan portfolio is tied to the prime-lending rate. Therefore, the Bank receives an immediate short-term benefit to the increase in prime. In general, local deposit interest rates do not respond as quickly to changes in the prime lending rate. However, the cost of certificates of deposits gathered on the electronic network, and FHLB advances are more sensitive to general changes in interest rates.

These funding sources have become more expensive and are beginning to offset some of the short-term benefits in the increase in prime. The margin for the three months ended June 30, 2000 decreased from

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION


5.06% to 4.95%. Management believes that margin will continue to decrease over the next several months as additional deposit and other borrowing instruments reprice at higher rates.

Non-interest Income
Non-interest income for the six months ending June 30, 2000 was $530,000. This represents a $89,000 or 14.5% decrease over the same period in 1999. Rising interest rates has all but eliminated the mortgage refinance activity. This has significantly reduced the number of mortgage loans originated and, as a result, has also reduced the gain on sale of mortgage loans. Also, management has elected to portfolio a larger number of residential real estate mortgage loans that previously would have been sold to the secondary market. As a result, gains on loan sales have decreased by $94,000 comparing the six months ending June 30th. Offsetting this decrease is an increase in receivable financing fees. Receivable financing fees increased $26,000 over the six months ending June 30th.

For the three months ended June 30th, CNFC non-interest income was $18,000 or 6.7% more than the same period in 1999. Receivable financing fees and other income contributed to this increase.

Non-interest Expense
Non-interest expense for the six months ending June 30, 2000 totaled $2,744,000. This represents a $98,000 or 3.7% increase over the same period in 1999.

Salary and benefit expense for the six months ending June 30, 2000 totaled $1,454,000 compared to $1,359,000 an increase of $95,000 or 7.0%. The increase reflects normal base salary increases, market adjustments and an 8.0% increase in the cost of medical insurance. The increase in medical cost reflects normal increases effective August of 1999. Management anticipates a significantly larger increase in medical insurance costs during the third quarter of 2000. The Bank is experiencing wage pressure as the area unemployment rate remains low. The Bank is competing for staff with a large area casino and newly opened prisons. These organizations have increased the base pay scale for entry level employees. The increase in salary and benefit expense accounts for 96.6% of the increase in non-interest expenses.

Professional fees for the six months ended June 30, 2000, decreased $8,000 or 4.7% compared to the same period in 1999. The Bank has reduced expenses related to the implementation, support and maintenance of P.C.'s, networks, and other technology related equipment.

The causes for the increases and decreases in non-interest expense for the three months ended June 30, 2000 are the same as those described above.

Quantitative and Qualitative Disclosures about Market Risk
CNFC's primary market risk exposure is interest rate risk and, to a lesser extent, liquidity risk. All of the CNFC's transactions are denominated in U.S. dollars with no specific foreign exchange exposure. CNFC has a limited exposure to commodity prices related to agricultural loans. Any impacts that changes in foreign exchange rate and commodity prices would have on interest rates are assumed to be insignificant.

Interest rate risk ("IRR") is the exposure of a banking organization's financial condition to adverse movements in interest rates. Accepting this risk can be an important source of profitability and stockholder value, however, excessive levels of IRR could pose a significant threat to the Corporation's earnings and capital base. Accordingly, effective risk management that maintains IRR at prudent levels is essential to the CNFC's safety and soundness.

Evaluating a financial institution's exposure to changes in interest rates includes assessing both the adequacy of the management process used to control IRR and the organization's quantitative level of exposure. When assessing the IRR management process, management seeks to ensure that appropriate policies, procedures, management information systems and internal controls are in place to maintain IRR at prudent levels with consistency and continuity. Evaluating the quantitative level of IRR exposure requires the management to assess the existing and potential future effects of changes in interest rates on

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION


its consolidated financial condition, including capital adequacy, earnings, liquidity, and, where appropriate, asset quality.

The following table provides information about CNFC's financial instruments that are sensitive to changes in interest rates as of June 30, 2000. The Corporation had no derivative financial instruments, or trading portfolio, as of that date. The expected maturity date values for loans receivable, mortgage-backed securities, and investment securities were calculated without adjusting the instrument's contractual maturity date for expectations of prepayments. Expected maturity date values for interest-bearing core deposits were not based upon estimates of the period over which the deposits would be outstanding, but rather the opportunity for repricing.

Principal/National Amount Maturing in:


                                     2000      2001     2002      2003       2004    THEREAFTER    TOTAL     FAIR VALUE
                                     ----      ----     ----      ----       ----    ----------    -----     ----------

RATE SENSITIVE ASSETS:
FIXED INTEREST RATE LOANS             $4,632   $9,045   $11,165  $ 19,768    $17,271    $ 32,857   $ 94,738  $   90,160
             AVERAGE INTEREST RATE     5.85%    8.07%     8.78%     8.55%      8.29%       8.11%      8.20%
 VARIABLE INTEREST RATE LOANS          9,935   12,499     4,295     2,359      4,312      35,676     69,076      69,076
             AVERAGE INTEREST RATE    10.21%   10.15%     9.80%    10.33%     10.50%       8.24%      9.18%
FIXED INTEREST RATE SECURITIES         1,816    5,810     4,760     5,690      4,510       4,655     27,241      27,117
             AVERAGE INTEREST RATE     6.22%    5.93%     6.28%     6.24%      6.92%       7.40%      6.49%
FHLB STOCK                             1,391                                                          1,391       1,391
             AVERAGE INTEREST RATE     8.00%                                                          8.00%
FEDERAL FUNDS SOLD                       600                                                            600         600
             AVERAGE INTEREST RATE     6.75%                                                          6.75%

RATE SENSITIVE LIABILITIES:
NON INTEREST BEARING DEMAND           19,278                                                         19,278      19,278
INTEREST BEARING DEMAND               24,420                                                         24,420      24,420
             AVERAGE INTEREST RATE     1.69%                                                          1.69%
SAVINGS                               41,172                                                         41,172      41,172
             AVERAGE INTEREST RATE     2.72%                                                          2.72%
TIME DEPOSITS                         35,012   24,189     5,483     2,792        936         438     68,850      69,989
             AVERAGE INTEREST RATE     5.76%    6.00%     5.82%     5.92%      5.47%       5.50%      5.85%
REPURCHASE AGREEMENTS                  7,185                                                          7,185       7,185
             AVERAGE INTEREST RATE     5.71%                                                          5.71%
U.S. TREASURY DEMAND NOTES             1,430                                                          1,430       1,430
             AVERAGE INTEREST RATE     5.82%                                                          5.82%
FIXED RATE FHLB ADVANCES               4,000    2,000       -      2,500          -       4,000      12,500      12,212
             AVERAGE INTEREST RATE     6.11%    6.63%               6.18%                  7.07%      6.33%
VARIABLE RATE FHLB ADVANCE             3,000      -         -         -           -       2,000       5,000       4,903
             AVERAGE INTEREST RATE     6.90%                                               7.24%      6.73%


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


                                    Commercial National Financial Corporation
                                                   (Registrant)
Date: August  11, 2000


                                    /s/ Jeffrey S. Barker
                                    ------------------------------------------
                                    Jeffrey S. Barker
                                    President and Chief Executive Officer


                                    /s/ Patrick G. Duffy
                                    --------------------------------------------
                                    Patrick G. Duffy
                                    Executive Vice President and Chief Financial
                                    Officer

                                 Exhibit Index



Exhibit No.                   Description
-----------                   -----------
     27                       Financial Data Schedule
