Form 10-Q
period 2000-09-30
COMMERCIAL NATIONAL FINANCIAL CORP /MI
filed 2000-11-13
CIK 828535

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

           X  Quarterly Report Pursuant to Section 13 or 15(d) of the
          ---
                       Securities and Exchange Act of 1934

              For the quarterly period ended September 30, 2000, or

              Transition Report Pursuant to Section 13 or 15(d) of the
          ---            Securities Exchange Act of 1934

              For the Transition Period from          to
                                             --------    -------

                           Commission File No. 0-17000


                    COMMERCIAL NATIONAL FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)


           Michigan                                       38-2799780
   (State of Incorporation)                    (IRS Employer Identification No.)


101 North Pine River Street, Ithaca, Michigan                48847
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

YES           X                               NO
      ---------------------                        -------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                 Outstanding at October 24, 2000
           -----                                 -------------------------------
        Common Stock                                        3,331,298
        No Par Value

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

                                      INDEX

PART I                                              FINANCIAL INFORMATION
------                                              ---------------------

Item 1.             Financial Statements

                    Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999              (Page 3)

                    Consolidated Statements of Income for the three and nine months ended September 30,     (Page 4)
                    2000 and September 30,1999

                    Consolidated Statements of Changes in Shareholders' Equity
                    for the nine months ended September 30, 2000 and September 30, 1999                     (Page 5)

                    Consolidated Statements of Cash Flows for the nine months ended September 30, 2000      (Page 6)
                    and September 30, 1999

                    Notes to Consolidated Financial Statements                                              (Page 7-11)

Item 2.             Management's Discussion and Analysis of Financial Condition and Results of Operations   (Page 12-17)

PART II                                               OTHER INFORMATION
-------                                               -----------------

Item 6.             Exhibits and Reports on Form 8-K

                    b)       Exhibit 27-Financial Data Schedule                                             (Page 20)
                    c)       Reports on Form 8-K                                                            (Page 18)

SIGNATURES                                                                                                  (Page 19)

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                                                 September 30,         December 31,
                                                                                                     2000                  1999
                                                                                                     ----                  ----
                                                                                                  (Unaudited)
ASSETS
Cash and due from banks                                                                          $  5,858,485         $   7,419,093
Federal funds sold                                                                                  1,200,000             1,250,000
                                                                                                 ------------         -------------
       Total cash and cash equivalents                                                              7,058,485             8,669,093
Securities available for sale                                                                      19,311,362            17,746,753
Securities held to maturity (fair value $ 8,749,518  -
    September 30, 2000; $8,940,714 - December 31, 1999)                                             8,603,402             8,813,986
Federal Home Loan Bank stock, at cost                                                               1,391,300             1,391,300
Loans receivable, net of allowance for loan losses
    $2,507,788-September 30, 2000; $2,792,293- December 31, 1999                                  169,180,370           149,674,589
Premises and equipment, net                                                                         2,513,194             2,694,511
Accrued interest receivable and other assets                                                        2,338,437             2,031,782
                                                                                                 ------------         -------------

       Total assets                                                                              $210,396,550         $ 191,022,014
                                                                                                 ============         =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
       Deposits
              Noninterest-bearing demand                                                         $ 17,946,404         $  18,535,251
              Interest-bearing demand                                                              25,909,929            26,639,403
              Savings                                                                              41,442,992            41,271,920
              Time                                                                                 72,223,452            60,757,458
                                                                                                 ------------         -------------
                    Total deposits                                                                157,522,777           147,204,032
       Securities sold under agreements to repurchase                                               7,389,775             4,689,557
       Other borrowings                                                                               736,830             2,190,639
       Federal Home Loan Bank advances                                                             23,500,000            16,500,000
       Accrued expenses and other liabilities                                                       1,684,424             1,473,253
                                                                                                 ------------         -------------
              Total liabilities                                                                   190,833,806           172,057,481

Shareholders' equity
       Common stock and paid in capital, no par value: 5,000,000 shares authorized; shares issued and outstanding September 30, 2000 -
         3,319,481 and December 31,
         1999 - 3,348,476                                                                          19,545,786            19,946,643
       Retained earnings (deficit)                                                                      4,560              (830,339)
       Accumulated other comprehensive income/(loss), net of tax                                       12,398              (151,771)
                                                                                                 ------------         -------------
              Total shareholders' equity                                                           19,562,744            18,964,533
                                                                                                 ------------         -------------

                    Total liabilities and shareholders' equity                                   $210,396,550         $ 191,022,014
                                                                                                 ============         =============




                                                          See accompanying notes

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                                For Three Months                For Nine Months
                                                               Ended September 30,            Ended September 30,
                                                               2000           1999            2000           1999
                                                               ----           ----            ----           ----
Interest and dividend income
    Loans receivable, including fees                       $ 3,760,498   $ 3,113,208      $ 10,576,943  $ 8,924,411
    Taxable securities                                         237,506       284,665           701,437      780,947
    Nontaxable securities                                      146,952       154,839           436,897      482,042
    Federal funds sold                                           7,489        16,967            81,452       69,876
    Federal Home Loan Bank stock dividends                      29,727        28,054            85,075       83,249
    Interest on other deposits                                  14,109         9,512            32,904       24,401
                                                           -----------   -----------      ------------  -----------

        Total interest and dividend income                   4,196,281     3,607,245        11,914,708   10,364,926

Interest expense
    Deposits                                                 1,477,359     1,130,806         4,046,611    3,322,908
    Securities sold under agreements to repurchase             114,989        75,516           276,334      240,940
    Federal Home Loan Bank advances                            335,417       249,518           863,432      608,846
    Other                                                       13,302        10,098            35,648       23,495
                                                           -----------   -----------      ------------  -----------
        Total interest expense                               1,941,067     1,465,938         5,222,025    4,196,189

Net interest income                                          2,255,214     2,141,307         6,692,683    6,168,737

Provision for loan losses                                       90,000        90,000           270,000      270,000
                                                           -----------   -----------      ------------  -----------

Net interest income after provision for loan losses          2,165,214     2,051,307         6,422,683    5,898,737

Noninterest income
    Service charges and fees                                   114,176       124,460           329,615      350,870
    Net gains on loan sales                                     23,626        47,869            55,047      172,437
    Receivable financing fees                                   37,395        31,117           193,273      160,673
    Net gains on sales of securities available for sale              -             -                 -        2,134
    Other                                                       72,584        54,269           199,436      190,948
                                                           -----------   -----------      ------------  -----------
        Total noninterest income
                                                               247,781       257,715           777,371      877,062

Noninterest expenses
    Salaries and employee benefits                             736,936       687,506         2,191,102    2,046,910
    Occupancy and equipment                                    250,887       278,212           748,454      779,081
    FDIC insurance                                               7,716         5,487            22,764       16,704
    Printing, postage and supplies                              68,302        61,174           196,643      185,895
    Professional and outside services                           63,028        74,050           232,287      251,628
    Other                                                      256,144       255,137           735,606      727,093
                                                           -----------   -----------      ------------  -----------
        Total noninterest expense                            1,383,013     1,361,566         4,126,856    4,007,311
                                                           -----------   -----------      ------------  -----------
Income before income tax expense                             1,029,982       947,456         3,073,198    2,768,488
Income tax expense                                             298,000       269,906           899,000      783,000
                                                           -----------   -----------      ------------  -----------

Net income                                                  $  731,982    $  677,550      $  2,174,198   $1,985,488
                                                           ===========   ===========      ============  ===========

Per share information
    Basic earnings                                           $    0.22     $    0.20        $     0.65    $    0.60
    Diluted earnings                                         $    0.22     $    0.20        $     0.65    $    0.60
    Dividends declared                                       $    0.13     $    0.13        $     0.40    $    0.39

                                                          See accompanying notes

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY Periods ended September 30, 2000 and September 30, 1999 (Unaudited)

                                                                                             Accumulated
                                                            Common                              Other
                                                           Stock and        Retained        Comprehensive         Total
                                                            Paid in         Earnings        Income (Loss)     Shareholders'
                                                            Capital        (deficit)         Net of Tax          Equity
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                             $ 17,525,466    $    (8,483)         $ 143,119       $ 17,660,102

Comprehensive income:
Net income                                                                 1,985,488                             1,985,488
 Net change in unrealized gains/(losses) on
   securities available for sale                                                               (332,722)          (332,722)
Reclassification adjustment for (gains)/losses
   recognized in income                                                                          (2,134)            (2,134)
Tax effects                                                                                     113,851            113,851
                                                                                              ---------       ------------
Total other comprehensive income (loss)                                                        (221,005)          (221,005)
                                                                                                              ------------
     Total comprehensive income                                                                                  1,764,483
                                                                                                              ------------

Cash dividends declared, $.39 per share                                   (1,283,339)                           (1,283,339)

Issued under dividend reinvestment program                    505,056                                              505,056
Issued under stock option plan                                 87,047                                               87,047
Issued under employee benefit plan                             35,166                                               35,166
Repurchase and retirement of 16,837 shares                   (200,150)                                            (200,150)
                                                         ------------    -----------          ---------       ------------
Balance at September 30, 1999                            $ 17,952,585    $   693,666          $ (77,886)      $ 18,568,365
                                                         ============    ===========          =========       ============

---------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1999                             $ 19,946,643     $ (830,339)        $ (151,771)      $ 18,964,533
Comprehensive income:
Net income                                                                 2,174,198                             2,174,198
 Net change in unrealized gains/(losses) on
   securities available for sale                                                                248,741            248,741
Tax effects                                                                                     (84,572)           (84,572)
                                                                                              ---------       ------------
Total other comprehensive income                                                                164,169            164,169
                                                                                                              ------------
     Total comprehensive income                                                                                  2,338,367

Cash dividends declared, $.40 per share                                   (1,339,299)                           (1,339,299)

Issued under dividend reinvestment program                    437,970                                              437,970
Issued under stock option plan                                 41,099                                               41,099
Issued under employee benefit plan                             63,126                                               63,126
Repurchase and retirement of 75,215 shares                   (943,052)                                            (943,052)
                                                         ------------    -----------          ---------       ------------
Balance at September 30, 2000                            $ 19,545,786    $     4,560          $  12,398       $ 19,562,744
                                                         ============    ===========          =========       ============

                                                          See accompanying notes

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                        For Nine Months Ended
                                                                                             September 30,
                                                                                          2000            1999
                                                                                          ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                        $ 2,174,198     $ 1,985,488
    Adjustments to reconcile net income to net
      cash from operating activities
          Provision for loan loss                                                         270,000         270,000
          Net gains on loan sales                                                         (55,047)       (172,437)
          Originations of loans held for sale                                          (2,394,473)     (8,260,335)
          Proceeds from sales of loans held for sale                                    2,586,520       8,432,772
          Gain on sales of securities available for sale                                        -          (2,134)
          Depreciation, amortization and accretion                                        420,943         579,869
          Net change in accrued interest receivable and other assets                     (349,649)       (442,102)
          Net change in accrued expenses and other liabilities                            211,171        (811,561)
                                                                                      -----------     -----------
               Net cash from operating activities                                       2,863,663       1,579,560

CASH FLOWS FROM INVESTING ACTIVITIES
          Purchases of securities available for sale                                   (5,071,911)     (8,280,410)
          Proceeds from maturities of securities available for sale                     3,955,000       2,400,000
          Proceeds from sales of securities available for sale                                  -         500,664
          Proceeds from maturities of securities held to maturity                               -       2,441,600
          Net change in loans                                                         (19,961,159)    (13,107,294)
          Purchases of premises and equipment, net                                       (221,199)       (480,690)
                                                                                      -----------     -----------
               Net cash from investing activities                                     (21,299,269)    (16,526,130)

CASH FLOW FROM FINANCING ACTIVITIES
          Net change in deposits                                                       10,318,745       4,845,804
          Net change in securities sold under agreements to repurchase                  2,700,218      (1,831,031)
          Net change in U.S. Treasury demand notes                                     (1,453,809)        307,922
          Federal Home Loan Bank advances                                              26,000,000      19,000,000
          Federal Home Loan Bank repayments                                           (19,000,000)    (13,000,000)
          Repurchase of common stock shares                                              (943,052)       (200,150)
          Dividends paid and fractional shares                                         (1,339,299)     (1,283,339)
          Proceeds from sale of common stock                                              542,195         627,269
                                                                                      -----------     -----------
               Net cash from financing activities                                      16,824,998       8,466,475
                                                                                      -----------     -----------

Net change in cash and cash equivalents                                                (1,610,608)     (6,480,095)

Cash and cash equivalents, at beginning of year                                         8,669,093      12,555,428
                                                                                      -----------     -----------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                           $ 7,058,485     $ 6,075,333
                                                                                      ===========     ===========
Cash paid during the period for
          Interest                                                                    $ 5,118,758     $ 4,233,069
          Federal income taxes                                                            771,640       1,121,000

                                                          See accompanying notes

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1-Summary of Significant Accounting Policies

Basic Presentation
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with Rule 10-01 of regulation S-X and the instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In management's opinion, the condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial condition of Commercial National Financial Corporation as of September 30, 2000 and December 31, 1999, and the results of its operations for the three and nine months ending September 30, 2000 and September 30, 1999. The results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results expected for the full year.

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

The principal markets for the Bank's financial services are the Michigan communities in which the Bank is located and the areas surrounding these communities. The Bank serves these markets through seven offices located in Gratiot and Montcalm Counties in Michigan.

Use of Estimates
To prepare financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided. Future results could differ. The allowance for loan losses and fair values of securities and other financial instruments are particularly subject to change.

Cash Flow Reporting
Cash and cash equivalents include cash on hand, demand deposits with other financial institutions and federal funds sold. Cash flows are reported net for customer loan and deposit transactions, securities sold under agreements to repurchase with original maturity of 90 days or less and U.S. Treasury demand notes.

Securities
Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with net unrealized holding gains and losses reported separately in other comprehensive income (loss), net of tax. Trading securities are bought principally for sale in the near term, and are reported at fair value with unrealized gains and losses included in earnings. Securities are written down to fair value when a decline in fair value is not temporary. CNFC did not classify securities for trading at any time during 2000 or 1999.

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

Allowance for Loan Losses
The allowance for loan losses is a valuation allowance for probable credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Estimating the risk of loss and the amount of loss on any loan is subjective. Accordingly, management estimates the allowance balance required based on past loan loss experience, known and inherent risks in the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that should be charged-off. A problem loan is charged-off by management as a loss when deemed uncollectible, although collection efforts continue and future recoveries may occur.

Loan impairment is reported when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage and consumer loans and individually for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when it is probable that all principal and interest amounts will not be collected according to the original terms of the loan.

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

Earnings and Dividends Per Share
Basic earnings per common share is based on net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share shows the diluted effect of any additional potential common shares. Earnings and dividends per common share are restated for all stock splits and stock dividends, including the 5% stock dividend declared September 20, 2000 and payable on November 13, 2000.

Stock Dividends
Dividends issued in stock are reported by transferring the market value of the stock issued from retained earnings to common stock and additional paid-in capital. Fractional shares are paid in cash for all stock dividends.

Comprehensive Income
Comprehensive income consists of net income and other comprehensive income
(loss). Other comprehensive income (loss) includes the change in unrealized appreciation and depreciation on securities available for sale, net of tax, which is also recognized as a separate component of shareholders' equity.

Financial Instruments with Off-Balance-Sheet Risk
CNFC, in the normal course of business, makes commitments to make loans, which are not recorded in the financial statements.

Fair Values of Financial Instruments
Fair values of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. The fair value estimates of existing on-and off-balance-sheet financial instruments do not include the value of anticipated future business or values of assets and liabilities not considered financial instruments.

Reclassifications
Some items in the prior year financial statements have been reclassified to conform with the current year presentation.

Recent Accounting Pronouncements
SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, requires derivative instruments be carried at fair value on the balance sheet. The statement continues to allow derivative instruments to be used to hedge various risks and sets forth specific criteria to be used to determine when hedge accounting can be used. The statement also provides for offsetting changes in fair value or cash flows of both the derivative and the hedged asset or liability to be recognized in earnings in the same period; however, any changes in fair value or cash flow that represent the ineffective portion of a hedge are required to be recognized in earnings and cannot be

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

deferred. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings.

The adoption of SFAS No. 133 as amended becomes effective beginning January 1, 2001 and is not expected to have a material impact on the CNFC's financial position or results of operations.

Note 2 - Earnings Per Share
A reconciliation of the numerators and denominators of the basic earnings per share and diluted earnings per share computations for the periods ended is presented below:

                                                                     SEPTEMBER 30, 2000       SEPTEMBER 30, 1999
----------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE:
Net income available to common shareholders                            $     2,174,198           $     1,985,488
================================================================================================================

Weighted-average common shares outstanding for
basic earnings per share                                                     3,343,918                 3,321,764
================================================================================================================

BASIC EARNINGS PER SHARE                                               $           .65           $           .60
================================================================================================================


DILUTED EARNINGS PER SHARE:
Net income available to common shareholders                            $     2,174,198           $     1,985,488
================================================================================================================

Weighted-average common shares outstanding for basic
    earnings per share                                                       3,343,918                 3,321,764

Add:
Dilutive effect of assumed exercise of stock options                            18,164                    13,848
----------------------------------------------------------------------------------------------------------------

Weighted-average common and dilutive additional potential
    common shares  outstanding                                               3,362,082                 3,335,612
================================================================================================================

DILUTED EARNINGS PER SHARE                                             $           .65           $           .60
================================================================================================================




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

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION


The fair value of options granted during 2000 and 1999 is estimated using the following weighted-average information:

-------------------------- ------------------------ ------------------------ ------------------------ -----------------------
                           Risk-free Interest Rate        Expected Life         Expected Dividends       Price Volatility
-------------------------- ------------------------ ------------------------ ------------------------ -----------------------
Granted during 2000                   5.6%                    3.9                     4.67%                   11.36%
-------------------------- ------------------------ ------------------------ ------------------------ -----------------------
Granted during 1999                   6.2%                    5.0                     4.00%                   10.00%
-------------------------- ------------------------ ------------------------ ------------------------ -----------------------

The weighted average fair value of options granted during the nine months ended September 30, 2000 and 1999 was $1.13 and $1.09.


Stock option plans are used to reward employees and provide them with an additional equity interest. Options granted to employees are issued for 7 year periods, with vesting occurring over a 5 year period. Options granted to directors are issued for 2 year periods with vesting occurring after 6 months. At year-end 1999, 133,850 shares were authorized for future grants. At September 30, 2000 92,604 shares were authorized for future grants. The current stock option plan expires December 31, 2000. Information about option grants follows.

                                         Number          Weighted Average
                                       of Options         Exercise Price
-----------------------------------------------------------------------
Outstanding, beginning of 1998           75,931               $   8.88
   Granted                               35,420                  11.18
   Exercised                            (16,937)                  9.36
----------------------------------------------------------------------
Outstanding, end of 1999                 94,414                   9.66
   Granted                               41,246                  12.62
   Exercised                             (4,305)                  9.54
----------------------------------------------------------------------
Outstanding, September 30,  2000        131,355               $  10.59
======================================================================

At year-end 1999, options outstanding had a weighted-average remaining life of
5.2 years and a range of exercise price from $6.21 to $11.18. At September 30, 2000, the weighted-average remaining life was 5.1 years and the range of exercise prices was from $6.21 to $12.62.

Options exerciseable at end of period are as follows.

                         Number    Weighted Average
                       of Options   Exercise Price
----------------------------------------------------
December 30,1999         47,847        $ 8.23
September 30, 2000       53,826        $ 8.68

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS

Financial Condition
Total assets at September 30, 2000 increased to $210,397,000 from the $191,022,000 at December 31, 1999. Total loans were $171,688,000 as of September 30, 2000. This represents an $19,221,000 or 12.6% increase from December 31, 1999 balance of $152,467,000. The increase in loans was primarily a result of demand for business loans and management's decision to portfolio, rather than sell, an increasing number of residential mortgage loans originated during the period. However, management has recently identified a weakening of loan demand in recent months, most likely due to the increases in interest rates. Investment securities also increased to $29,306,000 at September 30, 2000 compared to $27,952,000 at December 31, 1999.

Deposits increased $10,319,000 or 7.0% during the period. Total deposits at September 30, 2000 were $157,523,000 compared to $147,204,000 at December 31,
1999. Deposits, along with other forms of debt are used to fund loans and other investments. Traditionally, community bank's relied on retail deposit as a primary, if not sole source of funding for loans. Many community bank's are struggling to obtain enough retail deposit balances at a reasonable cost to fund loan growth. Commercial Bank is no exception. Deposit money continues to flow to mutual funds and other stock and bond investments that offer the potential for higher returns than traditional bank products offer. Also, the Bank continues to compete for deposit funding against competitors offering deposit rates in excess of rates paid on other viable funding sources. These issues do not appear to be temporary phenomenon. It is for these reasons that the Bank continues to seek alternatives to retail deposits. We view these non-traditional sources of funding as permanent.

Included in the deposit total are certificates of deposit obtained through an online certificate of deposit network. The Bank is accessing this source of funding more frequently and regularly. The participants in this network are primarily banks, and credit unions. Rates are posted on an electronic bulletin board available to participants in the network. Certificate of deposits gathered through this method are generally in increments of $100,000 or less. Deposits gathered through this network totaled $11,110,000 at September 30, 2000. This compares to $3,500,000 at December 31, 1999.

The Bank also continues to fund loan growth with various products offered by the Federal Home Loan Bank of Indianapolis. At September 30, 2000 the Bank had $23,500,000 in outstanding balances, compared to $16,500,000 at December 31, 1999.

Liquidity
Management defines liquidity as the ability to fund appropriate levels of credit worthy loans, meet the immediate cash withdrawal requirements of depositors, and maintain access to sufficient resources to meet unexpected contingencies at a reasonable cost and or with minimum losses.

While loan growth continues, the Bank's retail deposit base has not increased at the same rate. As discussed above, the Bank continues to attract deposits through an online service. The loan to deposit ratio at September 30, 2000 was 109.0% compared to 103.6% at December 31, 1999. Management believes that the combination of available FHLB advances, Federal funds lines of credit, the available for sale investment portfolio, and our ability to sell mortgage loans and the government guaranteed portion of commercial loans provides adequate short and medium term sources of liquidity. At a minimum the Bank has the following available to meet short-term liquidity needs: $10,400,000 in available FHLB advances and $9,000,000 in short term lines of credit with correspondent banks.

CNFC also needs cash to pay dividends to its shareholders. The primary source of cash is the dividends paid to CNFC by the Bank. Management believes that cash from operations is sufficient to supply the cash needed to continue paying a reasonable dividend. CNFC also has a $1,500,000 line of credit with a correspondent institution.

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION


Asset Quality and the Allowance for Loan Loss
The allowance for loan losses was 1.46% of total loans at September 30, 2000 and 1.83% at December 31, 1999. At September 30, 2000 $325,000 is classified as non-accrual compared to $978,000 at September 30, 1999.

Year to date net charge-offs totaled $555,000 compared to net recoveries of $77,000 during the nine months ended September 30, 1999. At September 30, 2000 the Bank has identified $436,000 of loans as non-performing. This compares to $989,000 at September 30, 1999. At September 30, 2000 $914,000 or .5% of loans are currently past due. This compares to 1.7% at September 30, 1999.


Year to date, CNFC expensed a provision of $270,000, which was the same as the amount expensed for the nine months ended September 30, 1999. During the quarter CNFC expensed a provision of $90,000 to the allowance compared to $90,000 during the same period in 1999.

Management continues to systematically evaluate the adequacy of the allowance such that the balance is commensurate with the performance of the loan portfolio, loan growth, general market conditions and other relevant factors.

Capital Resources
CNFC's capital ratios continue to exceed regulatory guidelines for a "well capitalized" institution. A summary of CNFC's capital ratios follows:

                                           September 30,     December 31,      Minimum Required to be
                                               2000              1999          Well Capitalized Under
                                               ----              ----         Prompt Corrective Action
                                                                                     Regulations
                                                                                     -----------
Total capital to risk weighted assets          13.2%            14.3%                   10.0%
                                               =====            =====                   =====
Tier 1 capital to risk weighted assets         11.9%            13.0%                    6.0%
                                               =====            =====                   =====
Tier 1 capital to average assets                9.5%            10.0%                    5.0%
                                               =====            =====                   =====

Results of Operations
Net income for the quarter ended September 30, 2000 was $732,000, an increase of $54,000, or 8.0% compared to the same period in 1999. A 5.3% increase in net interest income generated by strong loan demand is the primary contributing factor to the increase in net income. In addition CNFC recorded a $10,000 or 3.9% decrease in non-interest income and a modest $21,000 or 1.5% increase in non-interest expense.

Net income for the nine months ended September 30, 2000 was $2,174,000, an increase of $189,000 or 9.5%. Strong loan demand generated a $524,000 or 8.5% increase in net interest income. Offsetting the increase in net interest income was a $100,000 or 11.4% decrease in non-interest income and a modest $120,000 or 3.0% increase in non-interest expense. The factors affecting these changes are discussed in the following paragraphs.

Net Interest Income
The following table illustrates the effect that changes in rates and volumes of interest-earning assets and interest-bearing liabilities had on tax equivalent net interest income for the three and nine months ending September 30, 2000 and 1999.

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION


                                       Three Months Ending Sept. 30,       Nine Months Ending Sept. 30,

                                          2000             1999                2000             1999
                                          ----             ----                ----             ----
Interest Income (tax equivalent)      $  4,326,431     $  3,731,979        $ 12,382,226     $ 10,817,986
Interest Expense                         1,941,067        1,465,938           5,222,025        4,196,189
                                      ------------     ------------        ------------     ------------
Net Interest Income                   $  2,385,364     $  2,266,041        $  7,160,201     $  6,621,797
                                      ============     ============        ============     ============

Average Volume
--------------
Interest earning Assets               $198,763,637     $181,559,090        $193,091,714     $176,450,962
Interest bearing Liabilities           165,861,771      149,634,532         160,635,109      145,571,711
                                      ------------     ------------        ------------     ------------
Net Differential                      $ 32,901,866     $ 31,924,558        $ 32,456,605     $ 30,879,251
                                      ============     ============        ============     ============
Average Yields/Rates (annualized)
---------------------------------
Yield on Earning Assets                      8.64%            8.16%               8.54%            8.20%
Rate Paid on Liabilities                     4.64%            3.89%               4.33%            3.85%
                                             -----            -----               -----            -----

Interest Spread                              4.00%            4.27%               4.21%            4.35%
                                             =====            =====               =====            =====

Net Interest Margin                          4.76%            4.95%               4.94%            5.02%
                                             =====            =====               =====            =====




The change in tax equivalent net interest income is attributable to the following:

                                                       Three Months Ending                           Nine months Ending
                                                        September 30, 2000                           September 30, 2000
                                               Volume          Rate        Inc/(Dec)        Volume          Rate          Inc/(Dec)
                                               ------          ----        ---------        ------          ----          ---------
Interest Earning Assets                       $430,506      $ 163,946       $594,452      $1,227,538      $ 336,702       $1,564,240
Interest Bearing Liabilities                   242,161        232,968        475,129         596,175        429,661        1,025,836
                                              --------      ---------       --------      ----------      ---------       ----------
Net Interest Income                           $188,345      $ (69,022)      $119,323      $  631,363      $ (92,959)      $  538,404
                                              ========      =========       ========      ==========      =========       ==========

The increase in net interest income for the nine months ending September 30, 2000 is due to an increase in earning assets which was only partially offset by a decreasing margin. Net interest margin for the nine months ending September 30, 2000 decreased to 4.94% compared to 5.02% for the nine months ending September 30, 1999. Average earning assets for the nine months ending September 30, 2000 increased $16,641,000 compared to the same period in 1999.

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

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

These funding sources have become more expensive and have offset the short-term benefits gained from the increase in prime. Retail deposit costs have also increased as more banks compete for a shrinking pool of deposits. Management believes that net interest margin will continue to decrease as additional deposit and other borrowing instruments reprice at higher rates.

Non-interest Income
Non-interest income for the nine months ending September 30, 2000 was $777,000. This represents a $100,000 or 11.4% decrease over the same period in 1999. Higher interest rates have reduced mortgage refinance activity and reduced the number of mortgage loans originated. Also, management has elected to portfolio a larger number of residential real estate mortgage loans that previously would have been sold to the secondary market. As a result, gains on loan sales have decreased by $117,000 or 68.0% compared to the nine months ending September 30, 1999. Offsetting this decrease is an increase in receivable financing fees. Receivable financing fees increased $33,000 or 20.3% over the nine months ending September 30, 1999.

For the three months ended September 30, 2000 CNFC non-interest income was $10,000 or 3.9% less than the same period in 1999.

Non-interest Expense
Non-interest expense for the nine months ending September 30, 2000 totaled $4,127,000. This represents a $120,000 or 3.0% increase over the same period in 1999.

Salary and benefit expense for the nine months ending September 30, 2000 totaled $2,191,000 compared to $2,047,000 an increase of $144,000 or 7.0%. The increase reflects normal salary increases, market adjustments and an 8.0% increase in the cost of medical insurance effective August of 1999 and a 13.0% increase effective August of 2000. Bank staffing levels have not significantly changed compared to the same period in 1999. The increase in salary and benefit expense accounts for 120.6% of the increase in non-interest expenses.

Professional fees for the nine months ended September 30, 2000, decreased $19,000 or 7.7% compared to the same period in 1999. The Bank has reduced expenses related to the implementation, support and maintenance of P.C.'s, networks, and other technology related equipment.

The causes for the increases and decreases in non-interest expense for the three months ended September 30, 2000 are the same as those described above.

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

Interest rate risk ("IRR") is the exposure of a banking organization's financial condition to adverse movements in interest rates. Accepting this risk can be an important source of profitability and stockholder value, however, excessive levels of IRR could pose a significant threat to the CNFC's earnings and capital base. Accordingly, effective risk management that maintains IRR at prudent levels is essential to the CNFC's safety and soundness.

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

The following table provides information about CNFC's financial instruments that are sensitive to changes in interest rates as of September 30, 2000. The Corporation had no derivative financial instruments, or trading portfolio, as of that date. The expected maturity date values for loans receivable, mortgage-backed securities, and investment securities were calculated without adjusting the instrument's contractual maturity date for expectations of prepayments. Expected maturity date values for interest-bearing core deposits were not based upon estimates of the period over which the deposits would be outstanding, but rather the opportunity for repricing.

Principal/Notional Amount Maturing in:

                                                                    (DOLLARS IN THOUSANDS)
                                     2000      2001      2002      2003       2004    THEREAFTER    TOTAL    FAIR VALUE
                                     ----      ----      ----      ----       ----    ----------    -----   -----------
RATE SENSITIVE ASSETS:
FIXED INTEREST RATE LOANS             $1,870   $10,282   $10,691  $ 19,978    $17,181    $ 36,555  $ 96,557     $ 94,911
             AVERAGE INTEREST RATE     8.31%     7.57%     8.81%     8.61%      8.32%       8.28%     8.34%
 VARIABLE INTEREST RATE LOANS          7,895    16,916     4,132     2,511      3,772      39,905    75,131       75,131
             AVERAGE INTEREST RATE    10.19%    10.24%     9.80%    10.28%     10.51%       8.34%     9.21%
FIXED INTEREST RATE SECURITIES           575     5,880     4,835     5,765      5,085       5,565    27,705       27,767
             AVERAGE INTEREST RATE     6.06%     5.94%     6.31%     6.24%      6.89%       7.35%     6.53%
EQUITY INVESTMENTS                       204                                                            204          294
             AVERAGE INTEREST RATE     3.76%                                                          3.76%
FHLB STOCK                             1,391                                                          1,391        1,391
             AVERAGE INTEREST RATE     8.50%                                                          8.50%
FEDERAL FUNDS SOLD                     1,200                                                          1,200        1,200
             AVERAGE INTEREST RATE     6.64%                                                          6.64%

RATE SENSITIVE LIABILITIES:
NON INTEREST BEARING DEMAND           17,946                                                         17,946       17,946
INTEREST BEARING DEMAND               25,910                                                         25,910       25,910
             AVERAGE INTEREST RATE     1.73%                                                          1.73%
SAVINGS                               41,443                                                         41,443       41,443
             AVERAGE INTEREST RATE     2.82%                                                          2.82%
TIME DEPOSITS                         22,938    35,588     8,273     3,957        969         498    72,223       72,870
             AVERAGE INTEREST RATE     5.86%     6.17%     5.99%     6.16%      5.62%       5.57%     6.04%
REPURCHASE AGREEMENTS                  7,390                                                          7,390        7,390
             AVERAGE INTEREST RATE     5.85%                                                          5.85%
U.S. TREASURY DEMAND NOTES               737                                                            737          737
             AVERAGE INTEREST RATE     5.95%                                                          5.95%
FIXED RATE FHLB ADVANCES               1,000     2,000               2,500      1,000       6,000    12,500       12,168
             AVERAGE INTEREST RATE     6.03%     6.63%               6.18%      7.01%       7.13%     6.76%
VARIABLE RATE FHLB ADVANCE             6,000     3,000                                      2,000    11,000       10,960
             AVERAGE INTEREST RATE     6.65%     6.65%                                      7.24%     6.76%


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


                                    Commercial National Financial Corporation
                                                   (Registrant)
Date: November 1, 2000

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