Form 10-K405
period 2000-12-31
COMMERCIAL NATIONAL FINANCIAL CORP /MI
filed 2001-03-29
CIK 828535

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


/X/  Annual Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the fiscal year ended December 31, 2000

                                       OR

/ /  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the transition period from            to
                                    ----------    ----------

                         Commission File Number 0-17000
                    COMMERCIAL NATIONAL FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

           Michigan                                    38-2799780
  (State of Incorporation)                          (I.R.S. Employer
                                                   Identification No.)

      101 North Pine River Street
            Ithaca, Michigan                             48847
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

             Aggregate market value as of March 9, 2001: $24,000,455

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Common Stock outstanding as of March 9, 2001: 3,340,561 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's annual report to security holders for the year ended December 31, 2000, are incorporated by reference in Part II and Part IV.

Portions of the registrant's proxy statement for its April 24, 2001, annual shareholders meeting are incorporated by reference in Part III.

================================================================================

                                     PART I

ITEM 1. BUSINESS

Commercial National Financial Corporation (the "Corporation" or "registrant"), a financial company, was incorporated in Michigan on December 30, 1987. On May 31, 1988, the Corporation acquired all of the stock of Commercial National Bank, a national banking association chartered in 1962. On December 30, 1992, Commercial National Bank converted to a state-chartered bank under the name Commercial Bank (the "Bank").

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

The principal source of revenue for the Corporation and its subsidiary is interest and fees on loans. On a consolidated basis, interest and fees on loans accounted for 83.80% of the Corporation's total revenues in 2000, 80.14% in 1999, and 76.45% in 1998. Interest on investment securities accounted for 8.82% of the Corporation's total revenues in 2000, 10.91% in 1999, and 11.27% in 1998.

At December 31, 2000, the Bank had no significant concentrations of loans to any group of borrowers engaged in similar activities that would be impacted by economic or other conditions.

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

Enacted late in 1999, the Gramm-Leach-Bliley Act ("Gramm-Leach-Bliley"), broadens the scope of financial services that banks may offer to consumers, essentially removing the barriers erected during the Depression that separated banks and securities firms, closes the loophole which permitted commercial enterprises to own and operate a thrift institution, and provides some new consumer protections with respect to privacy issues and ATM usage fees. Gramm-Leach-Bliley permits affiliations between banks, securities firms and insurance companies (which affiliations were previously prohibited under the Glass-Steagall Act). Under Gramm-Leach-Bliley, a bank holding company may qualify as a financial holding company and thereby offer expanded range of financial oriented products and services which products and services may not be offered by bank holding companies. To qualify as a financial holding company, a bank holding company's subsidiary depository institutions must be well-managed, well-capitalized and have received a "satisfactory" rating on its latest examination under the Community Reinvestment Act. Gramm-Leach-Bliley provides for some regulatory oversight by the Securities and Exchange Commission for bank holding companies engaged in certain activities, and reaffirms that insurance activities are to be regulated on the state level. States, however, may not prevent depository institutions and their affiliates from engaging in insurance activities. Commercial enterprises are no longer able to establish or acquire a thrift institution and thereby become a unitary thrift holding company. Thrift institutions may only be established or acquired by financial organizations. Gramm-Leach-Bliley provides new consumer protections with respect to the transfer and use of a consumer's nonpublic personal information and generally enables financial institution customers to "opt-out" of the dissemination of their personal financial information to unaffiliated third parties. ATM operators who charge a fee to non-customers for use of its ATM must disclose the fee on a sign placed on the ATM and before the transaction is made as a part of the on-screen display or by a paper notice issued by the machine.

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

The Bank owns the property for six of the branch office locations. One branch office is leased pursuant to a lease that expires August 1, 2008, subject to 2 renewals of 10 years each. The Corporation considers all of its facilities to be well maintained and in generally good operating condition and suitable for the purposes for which they are intended.

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS.

The information under the captions "Common Stock Information" and "Dividend Information" of the registrant's annual report to shareholders for the year ended December 31, 2000, is here incorporated by reference to Exhibit 13.

ITEM 6. SELECTED FINANCIAL DATA.

The information under the caption "Selected Financial Data" of the registrant's annual report to shareholders for the year ended December 31, 2000, is here incorporated by reference to Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information under the heading "Management's Discussion and Analysis and Results of Operations" of the registrant's annual report to shareholders for the year ended December 31, 2000, is here incorporated by reference to Exhibit 13.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information under the heading "Quantitative and Qualitative Disclosures About Market Risk" of the registrant's annual report to shareholders for the year ended December 31, 2000, is here incorporated by reference to Exhibit 13.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements, notes and report of independent auditors' included in the registrant's annual report to shareholders for the year ended December 31, 2000, are here incorporated by reference to Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information set forth under the caption "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the registrant's definitive Proxy Statement for its April 24, 2001, annual meeting of shareholders is here incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information set forth under the captions "Compensation of Executive Officers" and "Compensation of Directors" in the registrant's definitive Proxy Statement for its April 24, 2001, annual meeting of shareholders is here incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information set forth under the caption "Voting Securities" in the registrant's definitive Proxy Statement for its April 24, 2001, annual meeting of shareholders is here incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information set forth under the caption "Certain Relationships" in the registrant's definitive Proxy Statement for its April 24, 2001, annual meeting of shareholders is here incorporated by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                 (a)(1) Financial Statements.

The following financial statements, notes to financial statements, and report of independent auditor of the Corporation and its subsidiary are filed as part of this report:

                        Independent Auditors' Reports
                        Consolidated Balance Sheets - December 31, 2000 and 1999 Consolidated Statements of Income for each of the three years ended December 31, 2000, 1999 and 1998
                        Consolidated Statements of Shareholders' Equity for
                          each of the three years in the period ended December 31, 2000, 1999 and 1998
                        Consolidated Statements of Cash Flows for each of the
                          three years in the period ended December 31, 2000, 1999 and 1998
                        Notes to Consolidated Financial Statements

The financial statements, notes to financial statements, and report of independent auditor for the years ended December 31, 2000, 1999 and 1998 listed above are incorporated by reference in Item 8 of this report from the corresponding portions of the registrant's annual report to shareholders for the year ended December 31, 2000. With the exception of the portions of the registrant's annual report to shareholders for the year ended December 31, 2000 specifically incorporated herein by reference, such report shall not be deemed filed as part of this annual report on Form 10-K.

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

                 10(e) Change in Control Agreement. Previously filed as an exhibit to the registrant's Form 10-K for the year ended December 31, 1998. Here incorporated by reference.*

                 13                 Incorporated Portions from 2000 Annual
                                    Report to Shareholders.

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

                 (b) Reports on Form 8-K.

                     No reports were filed for the fourth quarter of 2000.

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

                                      COMMERCIAL NATIONAL FINANCIAL CORPORATION
                                      (registrant)

March 26, 2001                        By: /s/ Jeffrey S. Barker
                                         ---------------------------------------
                                      Jeffrey S. Barker
                                      President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 26, 2001              /s/ Jeffrey S. Barker
                            --------------------------------------------------
                            Jeffrey S. Barker
                            Director, President and Chief Executive Officer
                            (Principal Executive Officer)

March 26, 2001              /s/ Richard F. Abbott
                            --------------------------------------------------
                            Richard F. Abbott
                            Director

March 26, 2001              /s/ Jefferson P. Arnold
                            --------------------------------------------------
                            Jefferson P. Arnold
                            Director

March 26, 2001              /s/ Don J. Dewey
                            --------------------------------------------------
                            Don J. Dewey
                            Director

March 26, 2001              /s/ David A. Ferguson
                            --------------------------------------------------
                            David A. Ferguson
                            Director

March 26, 2001              /s/ Kenneth R. Luneack
                            --------------------------------------------------
                            Kenneth R. Luneack
                            Director

March 26, 2001              /s/ Kim C. Newson
                            --------------------------------------------------
                            Kim C. Newson
                            Director

March 26, 2001              /s/ Howard D. Poindexter
                            --------------------------------------------------
                            Howard D. Poindexter
                            Director

March 26, 2001              /s/ Scott E. Sheldon
                            --------------------------------------------------
                            Scott E. Sheldon
                            Director

March 26, 2001              /s/ Patrick G. Duffy
                            --------------------------------------------------
                            Patrick G. Duffy
                            Director
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

          10(d)            Amendment to 1991 Stock Option Plan.  Previously filed as an exhibit to
                           registrant's Form 10-K for the year ended December 31, 1999.   Here
                           incorporated by reference.                                                                      *

          10(e)            Change in Control Agreement.  Previously filed as an exhibit to registrant's
                           Form 10-K for the year ended December 31, 1999. Here
                           incorporated by reference.                                                                      *

          13               Incorporated Portions from 2000 Annual Report to Shareholders.                                  10

          21               Subsidiary of Registrant.  Previously filed as an exhibit to the registrant's Form              *
                           S-4 filed January 22, 1988.  Here incorporated by reference.

          23               Consent of Independent Certified Public Accountants.                                            11


---------------
*This exhibit is filed by incorporation by reference to a prior filing.