Form 10-Q
period 2001-03-31
COMMERCIAL NATIONAL FINANCIAL CORP /MI
filed 2001-05-15
CIK 828535

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

            X Quarterly Report Pursuant to Section 13 or 15(d) of the
           ---        Securities and Exchange Act of 1934


                For the quarterly period ended March 31, 2001, or

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

YES           X                                            NO
         ------------                                          --------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                         Outstanding at May 2, 2001
           -----                         --------------------------
        Common Stock                             3,353,438
        No Par Value




--------------------------------------------------------------------------------

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION


                                      INDEX

PART I                       FINANCIAL INFORMATION

Item 1.             Financial Statements

                    Consolidated Balance Sheets as of March 31, 2001 (unaudited) and December 31, 2000      (Page 3)

                    Consolidated Statements of Income (unaudited) for the three months ended March 31,      (Page 4)
                    2001 and March 31, 2000

                    Consolidated Statements of Changes in Shareholders' Equity                              (Page 5)
                    (unaudited) for the three months ended March 31,
                    2001 and March 31, 2000

                    Consolidated Statements of Cash Flows (unaudited) for the                               (Page 6)
                    three months ended March 31, 2001 and March 31,
                    2000

                    Notes to Consolidated Financial Statements (unaudited)                                  (Page 7-10)

Item 2.             Management's Discussion and Analysis of Financial Condition and Results of Operations   (Page 11-14)

Item 3.             Quantitative and Qualitative Disclosures about Market Risk                              (Page 15)


PART II                                               OTHER INFORMATION

Item 6.             Exhibits and Reports on Form 8-K

                    b)           Reports on Form 8-K                                                        (Page 16)

SIGNATURES                                                                                                  (Page 17)

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                    March 31,             December 31,
                                                                                       2001                  2000
                                                                                       ----                  ----
                                                                                   (Unaudited)
ASSETS
Cash and due from banks                                                          $   8,640,853          $   7,112,021
Federal funds sold                                                                   4,790,000                350,000
                                                                                 -------------          -------------
       Total cash and cash equivalents                                              13,430,853              7,462,021
Securities available for sale                                                       17,548,197             19,406,526
Securities held to maturity (fair value $ 8,815,620 -
    March 31, 2001; $8,724,848 - December 31, 2000)                                  8,522,648              8,525,623
Federal Home Loan Bank stock, at cost                                                1,391,300              1,391,300
Gross loans receivable                                                             177,746,002            176,833,244
Allowance for loan losses                                                           (2,642,072)            (2,545,363)
                                                                                 -------------          -------------
   Net loans receivable                                                            175,103,930            174,287,881
Premises and equipment, net                                                          2,389,326              2,465,176
Accrued interest receivable and other assets                                         2,084,937              2,347,162
                                                                                 -------------          -------------

       Total assets                                                              $ 220,471,191          $ 215,885,689
                                                                                 =============          =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Deposits
    Noninterest-bearing demand                                                   $  18,665,970          $  19,786,361
    Interest-bearing demand                                                         26,421,799             26,264,930
    Savings                                                                         44,770,084             39,439,255
    Time                                                                            74,747,396             72,303,355
                                                                                 -------------          -------------
         Total deposits                                                            164,605,249            157,793,901
  Securities sold under agreements to repurchase                                     8,320,669              8,023,767
  Other short-term borrowings                                                          181,405              1,770,195
  Federal Home Loan Bank advances                                                   25,009,476             26,500,000
  Accrued expenses and other liabilities                                             1,687,711              1,687,744
                                                                                 -------------          -------------
         Total liabilities                                                         199,804,510            195,775,607

Shareholders' equity
  Common stock and paid-in-capital, no par value:  5,000,000 shares authorized; shares issued and outstanding
    March 31, 2001 - 3,338,392 and December 31,
    2000 - 3,327,225                                                                21,747,724             21,617,080
  Accumulated deficit                                                               (1,419,236)            (1,714,089)
  Accumulated other comprehensive income, net of tax                                   338,193                207,091
                                                                                 -------------          -------------
         Total shareholders' equity                                                 20,666,681             20,110,082
                                                                                 -------------          -------------

                    Total liabilities and shareholders' equity                   $ 220,471,191          $ 215,885,689
                                                                                 =============          =============

                                                          See accompanying notes

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION


                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                          See accompanying notes

                                                                   For Three Months
                                                                    Ended March 31,
                                                               2001                2000
                                                               ----                ----
Interest and dividend income
    Loans, including fees                                   $3,780,202         $3,322,181
    Taxable securities                                         223,794            228,519
    Nontaxable securities                                      139,901            143,150
    Federal funds sold                                          51,999             41,941
    Federal Home Loan Bank stock dividends                      27,445             27,674
    Interest on other deposits                                   6,215              8,179
                                                            ----------         ----------
        Total interest and dividend income                   4,229,556          3,771,644

Interest expense
    Deposits                                                 1,510,239          1,238,459
    Securities sold under agreements to repurchase             103,029             68,756
    Federal Home Loan Bank advances                            386,474            236,089
    Other                                                        9,703              8,825
                                                            ----------         ----------
        Total interest expense                               2,009,445          1,552,129

Net interest income                                          2,220,111          2,219,515

Provision for loan losses                                       90,000             90,000
                                                            ----------         ----------
Net interest income after provision for loan losses          2,130,111          2,129,515

Noninterest income
    Service charges and fees                                   109,140            104,744
    Net gains on loan sales                                     73,786             14,111
    Receivable financing fees                                   86,679             74,673
    Security gains                                              94,484               --
    Other                                                       46,755             50,915
                                                            ----------         ----------
        Total noninterest income                               410,844            244,443

Noninterest expense
    Salaries and employee benefits                             806,395            737,839
    Occupancy and equipment                                    249,960            255,301
    FDIC insurance                                               7,554              7,548
    Printing, postage and supplies                              74,692             68,322
    Professional and outside services                           98,403             83,986
    Other                                                      218,919            246,513
                                                            ----------         ----------
        Total noninterest expense                            1,455,923          1,399,509
                                                            ----------         ----------
Income before income tax expense                             1,085,032            974,449
Income tax expense                                             322,500            284,000
                                                            ----------         ----------

Net income                                                  $  762,532         $  690,449
                                                            ==========         ==========
Per share information
    Basic earnings                                          $     0.23         $     0.21
    Diluted earnings                                        $     0.23         $     0.20
    Dividends declared                                      $     0.14         $     0.13

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION


           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY Periods ended March 31, 2001 and March 31, 2000 (Unaudited)

                                                                                        Accumulated
                                                 Shares         Common                       Other
                                                 Issued        Stock and                Comprehensive    Total
                                                   and          Paid in    Accumulated Income/(Loss), Shareholders'
                                                Outstanding      Capital       Deficit    Net of Tax      Equity
----------------------------------------------------------------------------------------------------------------
Balance at January 1, 2000                      3,348,476    $ 19,946,643  $ (830,339)   $ (151,771) $18,964,533

Comprehensive income:
   Net income                                                                 690,449                    690,449
   Net change in unrealized gains/(losses) on
     securities available for sale                                                          (54,663)     (54,663)
   Tax effects                                                                               18,585       18,585
                                                                                         ----------  -----------
     Total comprehensive income                                                                          654,371

Cash dividends declared, $.13 per share                                      (448,700)                  (448,700)

Issued under dividend reinvestment program         13,630         173,247                                173,247
Issued under stock option plan                      1,730          13,655                                 13,655
Issued under employee benefit plan                  2,898          38,953                                 38,953
Repurchase and retirement of shares                (6,793)        (92,219)                               (92,219)
                                                ---------    ------------  -----------   ----------  -----------
Balance at March 31, 2000                       3,359,941    $ 20,080,279  $  (588,590)  $ (187,849) $19,303,840
                                                =========    ============  ===========   ==========  ===========
================================================================================================================

Balance at January 1, 2001                      3,327,225    $ 21,617,080  $(1,714,089)  $  207,091  $20,110,082
Comprehensive income:
   Net income                                                                  762,532                   762,532
   Net change in unrealized gains/(losses) on
     securities available for sale                                                          293,123      293,123
   Reclassification adjustment for (gains)
     recognized in income                                                                   (94,484)     (94,484)
   Tax effects                                                                              (67,537)     (67,537)
                                                                                         ----------  -----------
     Total comprehensive income                                                                          893,634

Cash dividends declared, $.14 per share                                       (467,679)                 (467,679)

Issued under dividend reinvestment program         12,344         140,722                                140,722
Issued under stock option plan                        -               -                                      -
Issued under employee benefit plan                  1,642          16,876                                 16,876
Repurchase and retirement of shares                (2,819)        (26,954)                               (26,954)
                                                ---------    ------------  ------------  ----------  -----------
Balance at March 31, 2001                       3,338,392    $ 21,747,724  $ (1,419,236) $  338,193  $20,666,681
                                                =========    ============  ============  ==========  ===========




                                                          See accompanying notes

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION


                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                      For Three Months Ended
                                                                                             March 31,
                                                                                     2001                  2000
                                                                                     ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                 $    762,532          $    690,449
    Adjustments to reconcile net income to net
      cash from operating activities
          Provision for loan losses                                                  90,000                90,000
          Net gains on loan sales                                                   (73,786)              (14,111)
          Originations of loans held for sale                                    (4,000,298)             (427,509)
          Proceeds from sales of loans held for sale                              4,074,084               578,620
          Gain on sales of securities available for sale                            (94,484)                 --
          Depreciation, amortization and accretion                                  128,742               141,731
          Net change in accrued interest receivable and other assets                153,110                (6,563)
          Net change in accrued expenses and other liabilities                       (1,908)              124,103
                                                                               ------------          ------------
               Net cash from operating activities                                 1,037,992             1,176,720

CASH FLOWS FROM INVESTING ACTIVITIES
          Purchases of securities available for sale                             (2,767,962)           (1,840,718)
          Proceeds from maturities of securities available for sale               3,600,000             1,075,000
          Proceeds from sales of securities available for sale                    1,324,633                  --
          Net change in loans                                                      (865,560)           (5,213,953)
          Purchases of premises and equipment, net                                  (54,047)              (76,546)
                                                                               ------------          ------------
               Net cash from investing activities                                 1,237,064            (6,056,217)

CASH FLOW FROM FINANCING ACTIVITIES
          Net change in deposits                                                  6,811,348             5,583,217
          Net change in securities sold under agreements to repurchase              296,902             1,051,474
          Net change in U.S. Treasury demand notes                               (1,588,790)           (1,734,724)
          Federal Home Loan Bank advances                                         9,000,000             8,000,000
          Proceeds from Repayment of Federal Home Loan Bank                     (10,490,524)           (6,000,000)
          Repurchase of common stock shares                                         (26,954)              (92,219)
          Dividends paid                                                           (465,804)             (448,700)
          Proceeds from sale of common stock                                        157,598               225,855
                                                                               ------------          ------------
               Net cash from financing activities                                 3,693,776             6,584,903
                                                                               ------------          ------------

Net change in cash and cash equivalents                                           5,968,832             1,705,406

Cash and cash equivalents, at beginning of year                                   7,462,021             8,669,093
                                                                               ------------          ------------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                    $ 13,430,853          $ 10,374,499
                                                                               ============          ============
Cash paid during the period for
          Interest                                                             $  2,065,567          $  1,545,931
          Federal income taxes                                                       50,000               100,000



                                                          See accompanying notes

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1-Summary of Significant Accounting Policies

Basic Presentation
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with Rule 10-01 of regulation S-X and the instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In management's opinion, the condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial condition of Commercial National Financial Corporation as of March 31, 2001 and December 31, 2000 and the results of its operations for the three months ending March 31, 2001 and March 31, 2000. The results for the three months ended March 31, 2001 are not necessarily indicative of the results expected for the full year.

Principals of Consolidation
The accompanying consolidated financial statements include the accounts of Commercial National Financial Corporation (CNFC), Commercial Bank (Bank) and CNFC Financial Services, Inc. and CNFC Mortgage Corporation, both wholly owned subsidiaries of the Bank. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Securities
Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with net unrealized holding gains and losses reported separately in other comprehensive income (loss), net of tax. Trading securities are bought principally for sale in the near term, and are reported at fair value with unrealized gains and losses included in earnings. Securities are written down to fair value when a decline in fair value is not temporary. CNFC did not classify securities for trading at any time during 2001 or 2000.

Gains and losses on sales are determined using the amortized cost of the specific security sold. Interest and dividend income, adjusted by amortization of purchase premiums and discounts, is included in earnings.

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION


Loans Held for Sale
Loans held for sale are reported at the lower of cost or market value in the aggregate. Net unrealized losses are recorded in a valuation allowance by charges to income.

Loans
Loans that management has the intent and the ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term.

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

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION


Employee Benefits
A benefit plan with 401(k) features covers substantially all employees. The plan allows participant compensation deferrals. The amount of any matching contribution is based solely on the discretion of the board of directors. Historically, CNFC has matched up to 6% of such deferrals at 100%.

Stock Compensation
Expense for employee compensation under stock option plans is reported only if options are granted below market price at grant date. Proforma disclosures of net income and earnings per share are provided as if the option's fair value had been recorded using an option pricing model.

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

Financial Instruments with Off-Balance-Sheet Risk
Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and standby letters of credit issued to meet customer needs. The face amount for these items represents the exposure to loss before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

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

Recent Accounting Pronouncements
Beginning January 1, 2001, a new accounting standard requires all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair value are recorded in the income statement. Fair value changes involving hedges are generally recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded.

The adoption of this standard on January 1, 2001 did not have a material effect on CNFC's financial position or results of operations.

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

Note 2 - Earnings Per Share

A reconciliation of the numerators and denominators of the basic earnings per share and diluted earnings per share computations for the periods ended is presented below:

                                                                       MARCH 31, 2001             MARCH 31, 2000
----------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE:
Net income available to common shareholders                            $       762,532           $       690,449
================================================================================================================

Weighted-average common shares outstanding for
    basic earnings per share                                                 3,338,662                 3,361,758
================================================================================================================

BASIC EARNINGS PER SHARE                                               $           .23           $           .21
================================================================================================================


DILUTED EARNINGS PER SHARE:
Net income available to common shareholders                            $       762,532           $       690,449
================================================================================================================

Weighted-average common shares outstanding for basic
    earnings per share                                                       3,338,662                 3,361,758

Add:
Dilutive effect of assumed exercise of stock options                             9,207                    21,596
----------------------------------------------------------------------------------------------------------------

Weighted-average common and dilutive additional potential
    common shares  outstanding                                               3,347,869                 3,383,354
================================================================================================================

DILUTED EARNINGS PER SHARE                                             $           .23           $           .20
================================================================================================================

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION


ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition
Total assets at March 31, 2001 increased to $220,471,000 from the $215,886,000 at December 31, 2000. Federal funds sold increased $4,440,000 compared to December 31, 2000. A $5,331,000 increase in savings account balances was the primary source of the increased federal funds. Management believes that the increase in the savings account balances is temporary and primarily relates to additional balances being maintained by large corporate and public institutions.

The recent decrease in interest rates during the first quarter of 2001 has spurred significant residential real estate refinancing activity. The majority of these loans are 15 and 30 year fixed rate loans which management has elected to sell to the secondary market. Though residential real estate refinancing activity has increased significantly, other loan categories continue to exhibit signs of weakness. As a result, March 31, 2001 loan totals increased by only $913,000 compared to December 31, 2000. Total loans were $177,746,000 as of March 31, 2001.

Deposits, along with other forms of debt are used to fund loans and other investments. Traditionally, community banks relied on retail deposit as a primary, if not sole source of funding for loans. Many community banks are struggling to obtain enough retail deposit balances at a reasonable cost to fund loan growth. Commercial Bank is no exception. In general, deposit money continues to flow to mutual funds and other stock and bond investments that offer the potential for higher returns than traditional bank products offer. Also, the Bank continues to compete for deposit funding against competitors offering deposit rates in excess of rates paid on other viable funding sources. These issues do not appear to be temporary phenomenon. It is for these reasons that the Bank continues to seek reasonably priced alternatives to retail deposits. We view these non-traditional sources of funding as permanent.

Included in the deposit total are certificates of deposit obtained through an online certificate of deposit network. The Bank is accessing this source of funding more frequently and regularly. The participants in this network are primarily banks, and credit unions. Rates are posted on an electronic bulletin board available to participants in the network. Certificate of deposits gathered through this method are generally in increments of $100,000 or less. Deposits gathered through this network totaled $14,355,000 at March 31, 2001. This compares to $10,525,000 at December 31, 2000.

The Bank also continues to use various products offered by the Federal Home Loan Bank of Indianapolis. At March 31, 2001 the Bank had $25,009,000 in outstanding balances, compared to $26,500,000 at December 31, 2000. Management has the option of prepaying without penalty, approximately $4,000,000 in short-term variable rate advances. If loan demand continues to remain weak, management may elect to repay short-term variable rate advances rather than continue to invest excess liquidity in federal funds or other short-term investments.

During the first quarter of 2001, the Bank formed CNFC Mortgage Corporation. CNFC Mortgage Corporation will allow the Corporation to pursue mortgage related lending opportunities in markets not as easily served using the community bank business model.

Liquidity
Management defines liquidity as the ability to fund appropriate levels of credit worthy loans, meet the immediate cash withdrawal requirements of depositors, and maintain access to sufficient resources to meet unexpected contingencies at a reasonable cost and or with minimum losses.

While loan growth continues, the Bank's retail deposit base has not increased at the same rate. As discussed above, the Bank continues to attract deposits through an online service. The loan to deposit ratio at March 31, 2001 was 108.0% compared to 112.1% at December 31, 2000. Management believes that the combination of available FHLB advances, Federal funds lines of credit, the available for sale investment portfolio, and our ability to sell mortgage loans and the government guaranteed portion of commercial loans

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION


provides adequate short and medium term sources of liquidity. At a minimum the Bank has the following available to meet short-term liquidity needs: $14,000,000 in available FHLB advances and $9,000,000 in short term fed funds lines of credit with correspondent banks.

CNFC also needs cash to pay dividends to its shareholders. The primary source of cash is the dividends paid to CNFC by the Bank. Management believes that cash from operations is sufficient to supply the cash needed to continue paying a reasonable dividend. CNFC also has a $1,500,000 line of credit with a correspondent institution. At December 31, 2000, CNFC had an outstanding balance of $700,000. This balance has subsequently been paid off.

Asset Quality
At March 31, 2001 CNFC has identified $2,348,000 of loans as non-performing. This compares to $354,000 at December 31, 2000. The increase in non-performing loans is primarily related to one business relationship. Management believes that there is minimal risk of loss of principal.


                                                       March 31, 2001           December 31, 2000
Non-accrual loans                                    $        2,348,317         $         354,214
Accruing loans past due 90 days or more                               -                         -
Restructured loans                                                    -                         -
-------------------------------------------------------------------------------------------------
     Total non-performing loans                      $        2,348,317         $         354,214
=================================================================================================

Total non-performing loans as a
     percentage of total loans                                     1.32%                      .20%
==================================================================================================


Allowance for Loan Loss
The allowance for loan losses was 1.49% of total loans at March 31, 2001 and 1.44% at December 31, 2000. Year to date net recoveries totaled $7,000. Year 2000 net charge-offs totaled $607,000. Approximately $649,000 relates to one business loan relationship. Excluding this charge-off, CNFC recorded net recoveries of $42,000 during 2000.

Year to date, CNFC expensed a provision of $90,000, which was the same as the amount expensed for the three months ended March 31, 2000. Management continues to systematically evaluate the adequacy of the allowance such that the balance is commensurate with the performance of the loan portfolio, loan growth, general market conditions and other relevant factors.


                                Three Months Ended         Year Ended        Three Months Ended
                                    March 31, 2001     December 31, 2000         March 31, 2000
Beginning balance                  $    2,545,363      $       2,792,293      $      2,792,293

Loan charge-offs                           (5,701)              (689,892)              (12,386)
Loan recoveries                            12,410                 82,962                11,115
----------------------------------------------------------------------------------------------
Net loan recoveries/(charge-offs)           6,709               (606,930)               (1,271)
Provision for loan losses                  90,000                360,000                90,000
----------------------------------------------------------------------------------------------
Ending balance                     $    2,642,072      $       2,545,363      $      2,881,022
==============================================================================================

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION


Capital Resources
CNFC's capital ratios continue to exceed regulatory guidelines for a "well capitalized" institution. A summary of CNFC's capital ratios follows:

                                                                             Minimum Required to be Well
                                                                              Capitalized Under Prompt
                                             March 31,       December 31,         Corrective Action
                                                2001             2000                Regulations
                                                ----             ----                -----------
Total capital to risk weighted assets          13.3%            13.1%                   10.0%
                                               =====            =====                   =====
Tier 1 capital to risk weighted assets         12.0%            11.9%                    6.0%
                                               =====            =====                    ====
Tier 1 capital to average assets                9.4%             9.4%                    5.0%
                                                ====             ====                    ====

Results of Operations
Net income for the quarter ended March 31, 2001 was $763,000, an increase of $73,000, or 10.6% compared to the same period in 2000. A 68.4% increase in noninterest income, generated by gains on sales of residential mortgage loans, receivable financing and security gains, is the primary contributing factor to the increase in net income.

Net Interest Income
The following table illustrates the effect that changes in rates and volumes of interest-earning assets and interest-bearing liabilities had on tax-equivalent net interest income for the three months ending March 31, 2001 and 2000.



                                             Three Months Ending March 31,

                                              2001                  2000
                                              ----                  ----
Interest Income (tax equivalent)          $  4,408,525          $  3,936,347
Interest Expense                             2,009,445             1,552,128
                                          ------------          ------------
Net Interest Income                       $  2,399,080          $  2,384,219
                                          ============          ============

Average Volume
--------------
Interest-earning Assets                   $209,374,136          $186,904,127
Interest-bearing Liabilities               177,649,442           154,857,490
                                          ------------          ------------
Net Differential                          $ 31,724,694          $ 32,046,637
                                          ============          ============

Average Yields/Rates (annualized)
---------------------------------
Yield on Earning Assets                           8.54%                 8.45%
Rate Paid on Liabilities                          4.59%                 4.02%
                                                  ----                  ----

Interest Spread                                   3.95%                 4.43%
                                                  ====                  ====

Net Interest Margin                               4.65%                 5.12%
                                                  ====                  ====


The change in tax equivalent net interest income is attributable to the following:

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

                               Three Months Ending
                                   March 31, 2001
                         Volume          Rate         Inc/(Dec)
                         ------          ----         ---------
Interest Earning
Assets                 $ 457,498       $  14,680      $ 472,178
Interest Bearing
Liabilities              338,185         119,132        457,317
                       ---------       ---------      ---------
Net Interest
Income                 $ 119,313       $(104,452)     $  14,861
                       =========       =========      =========

The $15,000 increase in net interest income for the three months ending March 31,2001 is due to an increase in earning assets which was offset by a decreasing margin. Net interest margin for the three months ending March 31, 2001 decreased to 4.65% compared to 5.12% for the three months ending March 31, 2000. Average earning assets for the three months ending March 31, 2001 increased $22,470,000 compared to the same period in 2000.

The Federal Reserve increased the Fed Funds rate by 25 basis points twice during the first quarter of 2000, and by 50 basis points once during May of 2000. This change in prime results in an almost immediate increase in the Bank's prime lending rate. The interest rate on a significant portion of the Bank's commercial loan portfolio is tied to the prime-lending rate. Therefore, the Bank receives an immediate short-term benefit to the increase in prime. In general, local deposit interest rates do not respond as quickly to changes in the prime lending rate. However, the cost of certificates of deposits gathered on the electronic network, and FHLB advances are more sensitive to general changes in interest rates. In the first quarter of 2001, the Federal Reserve lowered the Fed Funds rate by 150 basis points. As the Bank adjusts it's prime lending rate accordingly, the Bank experiences an almost immediate decrease in net interest income and the related margin.


Noninterest Income
Noninterest income for the three months ending March 31, 2001 was $411,000. This represents a $167,000 or 68.4% increase over the same period in 2000. Lower interest rates have significantly increased mortgage refinance activity. Management has elected to sell most 15 and 30 year fixed rate residential real estate mortgage loans. As a result, gains on loan sales have increased by $60,000 or 428.6% compared to the three months ending March 31, 2000. Receivable financing fees increased $12,000 or 16.0% over the three months ending March 31, 2000.

Also, CNFC elected to liquidate several municipal bonds and an additional investment held as available for sale by the holding company. This resulted in $94,000 in securities gains.

Noninterest Expense
Noninterest expense for the three months ending March 31, 2001 totaled $1,456,000. This represents a $56,000 or 4.0% increase over the same period in 2000.

Salary and benefit expense for the three months ending March 31, 2001 totaled $806,000 compared to $738,000 for the same period in 2000, an increase of $68,000 or 9.2%. The increase reflects normal salary increases, market adjustments and a 13.0% increase in the cost of medical insurance effective August 2000. Bank staffing levels have not significantly changed compared to the same period in 2000.

Professional fees for the three months ended March 31, 2001 increased $14,000 or 16.7% compared to the same period in 2000. Increased accounting and legal fees related to the creation of a mortgage subsidiary was the primary reason for increased professional fees. Other expenses decreased $28,000 or 11.3% as a result of a general effort on the part of management to control expenses.

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION


ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

CNFC has not experienced a material change in its financial instruments that are sensitive to changes in interest rates since December 31, 2000, which information can be located in the Form 10K for the year end December 31, 2000.

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

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION


PART II.                                                OTHER INFORMATION

Item 6 (b)                                              Reports on Form 8-K

A Form 8-K was filed on March 21, 2001 indicating that Commercial Bank had formed a wholly owned subsidiary called CNFC Mortgage Corporation.

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Commercial National Financial Corporation
                                                     (Registrant)
Date: May 14, 2001

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