Form 10-Q
period 2001-06-30
COMMERCIAL NATIONAL FINANCIAL CORP /MI
filed 2001-08-14
CIK 828535

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

            X Quarterly Report Pursuant to Section 13 or 15(d) of the
           --           Securities and Exchange Act of 1934

                For the quarterly period ended June 30, 2001, or

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

YES           X                       NO
         ------------                         ---------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                       Outstanding at July 31, 2001
        -----                       ----------------------------
     Common Stock                            3,367,320
     No Par Value

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION


                                     INDEX

PART I                                               FINANCIAL INFORMATION

Item 1.             Financial Statements

                    Consolidated Balance Sheets as of June 30, 2001 (unaudited) and December 31, 2000       (Page 3)

                    Consolidated Statements of Income and Other Comprehensive Income (unaudited) for
                    the three and six months ended June 30, 2001 and June 30, 2000                          (Page 4)

                    Consolidated Statements of Changes in Shareholders' Equity (unaudited) for the six
                    months ended June 30, 2001 and June 30, 2000                                            (Page 5)


                    Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30,     (Page 6)
                    2001 and June 30, 2000

                    Notes to Consolidated Financial Statements (unaudited)                                  (Page 7-10)

Item 2.             Management's Discussion and Analysis of Financial Condition and Results of              (Page 11-15)
                    Operations

Item 3.             Quantitative and Qualitative Disclosures about Market Risk                              (Page 16)


PART II                                               OTHER INFORMATION

Item 6.             Exhibits and Reports on Form 8-K

                    b)           Reports on Form 8-K                                                        (Page 17)

SIGNATURES                                                                                                  (Page 18)


                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                                 June 30,        December 31,
                                                                                   2001              2000
                                                                                -------------    ------------
                                                                              (Unaudited)

ASSETS
Cash and due from banks                                                        $   5,631,148    $   7,112,021
Federal funds sold                                                                 9,090,000          350,000
                                                                               -------------    -------------
       Total cash and cash equivalents                                            14,721,148        7,462,021
Securities available for sale                                                     18,900,511       19,406,526
Securities held to maturity (fair value $ 7,815,731 -
  June 30, 2001; $8,724,848 - December 31, 2000)                                   7,544,922        8,525,623
Federal Home Loan Bank stock, at cost                                              1,391,300        1,391,300
Gross loans receivable                                                           166,302,563      176,833,244
Allowance for loan losses                                                         (2,773,368)      (2,545,363)
                                                                               -------------    -------------
   Net loans receivable                                                          163,529,195      174,287,881
Premises and equipment, net                                                        2,306,644        2,465,176
Accrued interest receivable and other assets                                       2,133,045        2,347,162
                                                                               -------------    -------------

       Total assets                                                            $ 210,526,765    $ 215,885,689
                                                                               =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
       Deposits
              Noninterest-bearing demand                                       $  19,144,033    $  19,786,361
              Interest-bearing demand                                             26,489,141       26,264,930
              Savings                                                             41,807,310       39,439,255
              Time                                                                68,411,931       72,303,355
                                                                               -------------    -------------
                    Total deposits                                               155,852,415      157,793,901
       Securities sold under agreements to repurchase                              8,689,159        8,023,767
       Other short-term borrowings                                                 1,425,969        1,770,195
       Federal Home Loan Bank advances                                            22,269,969       26,500,000
       Accrued expenses and other liabilities                                      1,162,065        1,687,744
                                                                               -------------    -------------
              Total liabilities                                                  189,399,577      195,775,607

Shareholders' equity
       Common stock and paid-in-capital, no par value: 5,000,000 shares authorized; shares issued and outstanding
         June 30, 2001 - 3,349,686 and December 31,
         2000 - 3,327,225                                                         21,852,205       21,617,080
       Accumulated deficit                                                        (1,078,738)      (1,714,089)
       Accumulated other comprehensive income, net of tax                            353,721          207,091
                                                                               -------------    -------------
              Total shareholders' equity                                          21,127,188       20,110,082
                                                                               -------------    -------------
                    Total liabilities and shareholders' equity                 $ 210,526,765    $ 215,885,689
                                                                               =============    =============







                                                          See accompanying notes

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

  CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (Unaudited)


                                                                                 For Three Months          For Six Months
                                                                                  Ended June 30,            Ended June 30,
                                                                                2001          2000       2001          2000
                                                                                ----          ----       ----          ----
Interest and dividend income
    Loans, including fees                                                   $3,672,834   $3,494,264   $7,453,036   $6,816,445
    Taxable securities                                                         211,834      235,412      435,628      463,931
    Nontaxable securities                                                      136,329      146,795      276,230      289,945
    Federal funds sold                                                          59,478       32,022      111,477       73,963
    Federal Home Loan Bank stock dividends                                      26,883       27,674       54,328       55,348
    Interest on other deposits                                                   5,972       10,616       12,187       18,795
                                                                            ----------   ----------   ----------   ----------
        Total interest and dividend income                                   4,113,330    3,946,783    8,342,886    7,718,427

Interest expense
    Deposits                                                                 1,417,776    1,330,793    2,928,015    2,569,252
    Securities sold under agreements to repurchase                              83,184       92,589      186,213      161,345
    Federal Home Loan Bank advances                                            342,861      291,926      729,335      528,015
    Other                                                                        5,233       13,521       14,936       22,346
                                                                            ----------   ----------   ----------   ----------
        Total interest expense                                               1,849,054    1,728,829    3,858,499    3,280,958

Net interest income                                                          2,264,276    2,217,954    4,484,387    4,437,469

Provision for loan losses                                                       90,000       90,000      180,000      180,000
                                                                            ----------   ----------   ----------   ----------
Net interest income after provision for loan losses                          2,174,276    2,127,954    4,304,387    4,257,469

Noninterest income
    Service charges and fees                                                   113,512      110,695      222,652      215,439
    Net gains on loan sales                                                    115,517       17,310      189,303       31,421
    Receivable financing fees                                                   70,950       81,205      157,629      155,878
    Security gains                                                              62,399            -      156,883            -
    Other                                                                       61,945       75,937      108,700      126,852
                                                                            ----------   ----------   ----------   ----------
        Total noninterest income                                               424,323      285,147      835,167      529,590

Noninterest expense
    Salaries and employee benefits                                             787,419      716,327    1,593,814    1,454,166
    Occupancy and equipment                                                    242,234      242,266      492,193      497,567
    FDIC insurance                                                               7,314        7,500       14,868       15,048
    Printing, postage and supplies                                              68,107       60,019      142,799      128,341
    Professional and outside services                                           91,872       85,273      190,275      169,259
    Other                                                                      239,328      232,949      458,248      479,462
                                                                            ----------   ----------   ----------   ----------
        Total noninterest expense                                            1,436,274    1,344,334    2,892,197    2,743,843
                                                                            ----------   ----------   ----------   ----------
Income before income tax expense                                             1,162,325    1,068,767    2,247,357    2,043,216
Income tax expense                                                             352,500      317,000      675,000      601,000
                                                                            ----------   ----------   ----------   ----------

Net income                                                                  $  809,825   $  751,767   $1,572,357   $1,442,216
                                                                            ==========   ==========   ==========   ==========
Net change in unrealized gains/(losses) on securities available for sale    $   85,926   $       --   $  379,049   $       --
Reclassification adjustment for (gains) recognized in income                   (62,399)      51,188     (156,883)      (3,475)
Tax effects                                                                     (7,999)     (17,403)     (75,536)       1,182
                                                                            ----------   ----------   ----------   ----------
Total Comprehensive income                                                  $  825,353   $  785,552   $1,718,987   $1,439,923
                                                                            ==========   ==========   ==========   ==========

Per share information
    Basic earnings                                                          $     0.24   $     0.23   $     0.47   $     0.43
    Diluted earnings                                                        $     0.24   $     0.22   $     0.47   $     0.43
    Dividends declared                                                      $     0.14   $     0.13   $     0.28   $     0.27



                                                          See accompanying notes

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY Six months ended June 30, 2001 and June 30, 2000 (Unaudited)


                                                                                         Accumulated
                                                Shares        Common                        Other
                                                Issued       Stock and                  Comprehensive      Total
                                                  and         Paid in      Accumulated  Income/(Loss), Shareholders'
                                              Outstanding     Capital        Deficit      Net of Tax      Equity
---------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2000                      3,348,476   $ 19,946,643   $  (830,339)   $ (151,771)   $18,964,533


Comprehensive income:
   Net income                                                                1,442,216                    1,442,216
   Net change in unrealized gains/(losses) on
     securities available for sale                                                            (3,475)        (3,475)
   Tax effects                                                                                 1,182          1,182
                                                                                                        -----------
     Total comprehensive income                                                                           1,439,923

Cash dividends declared, $.27 per share                                       (896,786)                    (896,786)

Issued under dividend reinvestment program         23,672        306,808                                     306,808
Issued under stock option plan                      4,100         41,098                                      41,098
Issued under employee benefit plan                  4,204         56,040                                      56,040
Repurchase and retirement of shares               (41,175)      (555,311)                                   (555,311)
                                                ---------    -----------   -----------    ----------     -----------
Balance at June 30, 2000                        3,339,277    $19,795,278   $  (284,909)   $ (154,064)    $19,356,305
                                                =========    ===========   ===========    ==========     ===========

=====================================================================================================================

Balance at January 1, 2001                      3,327,225    $21,617,080   $(1,714,089)   $  207,091     $20,110,082

Comprehensive income:
   Net income                                                                1,572,357                     1,572,357
   Net change in unrealized gains/(losses) on
     securities available for sale                                                           379,049         379,049
   Reclassification adjustment for (gains)
     recognized in income                                                                   (156,883)       (156,883)
   Tax effects                                                                               (75,536)        (75,536)
                                                                                                         -----------
     Total comprehensive income                                                                            1,718,987

Cash dividends declared, $.28 per share                                        (937,006)                    (937,006)

Issued under dividend reinvestment program         28,011        290,797                                     290,797
Issued under stock option plan                        429          3,227                                       3,227
Issued under employee benefit plan                  2,221         21,167                                      21,167
Repurchase and retirement of shares                (8,200)       (80,066)                                    (80,066)
                                                ---------    -----------   ------------   ----------     -----------
Balance at June 30, 2001                        3,349,686    $21,852,205   $ (1,078,738)  $  353,721     $21,127,188
                                                =========    ===========   ============   ==========     ===========

                                                          See accompanying notes

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                      For Six Months Ended
                                                                                            June 30,
                                                                                      2001             2000
                                                                                      ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                      $  1,572,357    $  1,442,216
    Adjustments to reconcile net income to net
      cash from operating activities
          Provision for loan losses                                                      180,000         180,000
          Net gains on loan sales                                                       (189,303)        (31,421)
          Originations of loans held for sale                                        (11,893,950)     (1,417,790)
          Proceeds from sales of loans held for sale                                  12,083,253       1,586,210
          Gain on sales of securities available for sale                                (156,883)              -
          Depreciation, amortization and accretion                                       252,598         279,388
          Net change in accrued interest receivable and other assets                     208,292        (249,715)
          Net change in accrued expenses and other liabilities                          (529,380)         79,419
                                                                                    ------------     -----------
               Net cash from operating activities                                      1,526,984       1,868,307


CASH FLOWS FROM INVESTING ACTIVITIES
          Purchases of securities available for sale                                  (7,127,556)     (3,409,106)
          Proceeds from maturities of securities available for sale                    5,600,000       2,715,000
          Proceeds from sales of securities available for sale                         2,429,442               -
          Proceeds from maturities of securities held to maturity                        975,000               -
          Net change in loans                                                         10,506,909     (11,487,194)
          Purchases of premises and equipment, net                                      (103,121)       (173,572)
                                                                                    ------------     -----------
               Net cash from investing activities                                     12,280,674     (12,354,872)

CASH FLOW FROM FINANCING ACTIVITIES
          Net change in deposits                                                      (1,941,486)      6,515,844
          Net change in securities sold under agreements to repurchase                   665,392       2,495,551
          Net change in U.S. Treasury demand notes                                      (344,226)       (760,411)
          Federal Home Loan Bank advances                                             13,000,000      12,000,000
          Proceeds from Repayment of Federal Home Loan Bank                          (17,230,031)    (11,000,000)
          Repurchase of common stock shares                                              (80,066)       (555,311)
          Dividends paid                                                                (933,305)       (896,786)
          Proceeds from sale of common stock                                             315,191         403,946
                                                                                    ------------     -----------
               Net cash from financing activities                                     (6,548,531)      8,202,833
                                                                                    ------------     -----------

Net change in cash and cash equivalents                                                7,259,127      (2,283,732)

Cash and cash equivalents, at beginning of year                                        7,462,021       8,669,093
                                                                                    ------------     -----------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                         $ 14,721,148    $  6,385,361
                                                                                    ============    ============
Cash paid during the period for
          Interest                                                                  $  3,981,266    $  3,215,124
          Federal income taxes                                                           774,999         561,641


                                                          See accompanying notes

                  COMMERCIAL NATIONAL FINANCIAL CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1-Summary of Significant Accounting Policies

Basic Presentation
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with Rule 10-01 of regulation S-X and the instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In management's opinion, the condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial condition of Commercial National Financial Corporation as of June 30, 2001 and December 31, 2000 and the results of its operations for the three and six months ending June 30, 2001 and June 30, 2000. The results for the three and six months ended June 30, 2001 are not necessarily indicative of the results expected for the full year.

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

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION

Note 2 - Earnings Per Share

A reconciliation of the numerators and denominators of the basic earnings per share and diluted earnings per share computations for the periods ended is presented below:


                                                                       FOR THREE MONTHS ENDED             FOR SIX MONTHS ENDED
                                                                  JUNE 30, 2001     JUNE 30, 2000    JUNE 30, 2001    JUNE 30, 2000
-----------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE:
Net income available to common shareholders                          $  809,825        $  751,767       $1,572,357       $1,442,216
===================================================================================================================================

Weighted-average common shares outstanding for
    basic earnings per share                                          3,347,907         3,351,385        3,347,907        3,351,385
===================================================================================================================================

BASIC EARNINGS PER SHARE                                             $      .24        $      .23       $      .47       $      .43
===================================================================================================================================


DILUTED EARNINGS PER SHARE:
Net income available to common shareholders                          $  809,825        $  751,767       $1,572,357       $1,442,216
===================================================================================================================================

Weighted-average common shares outstanding for basic
    earnings per share                                                3,347,907         3,351,385        3,347,907        3,351,385

Add:
Dilutive effect of assumed exercise of stock options                      8,692            21,445            8,692           21,445
-----------------------------------------------------------------------------------------------------------------------------------

Weighted-average common and dilutive additional potential
    common shares  outstanding                                        3,356,599         3,372,830        3,356,599        3,372,830
===================================================================================================================================

DILUTED EARNINGS PER SHARE                                           $      .24        $      .22       $      .47       $      .43
===================================================================================================================================

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION


ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
Summary
Total assets at June 30, 2001 decreased to $210,527,000 from the $215,886,000 at December 31, 2000. Federal funds sold increased $8,740,000 and loans decreased $10,531,000 compared to December 31, 2000. After comparing the cost of the certain short-term liabilities to various investment options, management elected to run-off high cost short-term liabilities in response to the reduction in loan balances rather than reinvest excess liquidity in low yielding securities.

Commercial loan payoffs resulted in the majority of the decrease in total loans. As a result, June 30, 2001 loan totals decreased $10,531,000 compared to December 31, 2000. Total loans were $166,303,000 as of June 30, 2001. In response to the loan payoffs, management was faced with three alternatives: reinvest funds into loans, invest excess funds in short to medium term securities until suitable loan opportunities could be identified, or "shrink" the balance sheet by offering below market rates on rate sensitive deposits, and in effect encouraging certain depositors to leave the Bank, and repaying variable rate FHLB advances. Weak loan demand and a lack of suitable investment options resulted in management electing to shrink the balance sheet.

Included in the deposit total are certificates of deposit obtained through an online certificate of deposit network. The Bank is accessing this source of funding more frequently and regularly. The participants in this network are primarily banks and credit unions. Rates are posted on an electronic bulletin board available to participants in the network. Certificate of deposits gathered through this method are generally in increments of $100,000 or less. Deposits gathered through this network totaled $13,059,000 at June 30, 2001. This compares to $10,525,000 at December 31, 2000 and a high of $14,400,000 reached during March of 2001. Management is currently offering rates that should encourage network certificate of deposit customers to transfer their investments to other institutions. We anticipate that the network certificate totals will decrease approximately $4.5 million over the next quarter.

The Bank also continues to use various products offered by the Federal Home Loan Bank of Indianapolis. At June 30, 2001 the Bank had $22,270,000 in outstanding balances, compared to $26,500,000 at December 31, 2000. Management elected to prepay, without penalty, approximately $4,000,000 in short-term variable rate advances rather than continue to invest excess liquidity in federal funds or other short-term investments.

Liquidity
Management defines liquidity as the ability to fund appropriate levels of credit worthy loans, meet the immediate cash withdrawal requirements of depositors, and maintain access to sufficient resources to meet unexpected contingencies at a reasonable cost, with minimal losses.

The loan to deposit ratio at June 30, 2001 was 106.7% compared to 112.1% at December 31, 2000. Management believes that the combination of available FHLB advances, Federal funds lines of credit, the available for sale investment portfolio, and our ability to sell mortgage loans and the government guaranteed portion of commercial loans provides adequate short and medium term sources of liquidity. At a minimum the Bank has the following available to meet short-term liquidity needs: $16,000,000 in available FHLB advances and $9,000,000 in short term federal funds lines of credit with correspondent banks.

CNFC also needs cash to pay dividends to its shareholders. The primary source of cash is the dividends paid to CNFC by the Bank. Management believes that cash from operations is sufficient to supply the cash needed to continue paying a reasonable dividend. CNFC also has a $1,500,000 line of credit with a

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

correspondent institution. At December 31, 2000, CNFC had an outstanding balance of $700,000. This balance has subsequently been paid off.

Asset Quality
At June 30, 2001 CNFC has identified $351,000 of loans as non-performing. This compares to $354,000 at December 31, 2000.




                                                        June 30, 2001           December 31, 2000

Total loans                                          $      166,302,563         $     176,833,244

Non-accrual loans                                    $          350,563         $         354,214
Accruing loans past due 90 days or more                               -                         -
Restructured loans                                                    -                         -
-------------------------------------------------------------------------------------------------
     Total non-performing loans                      $          350,563         $         354,214
=================================================================================================

Other real estate                                               111,290                         -
-------------------------------------------------------------------------------------------------
     Total non-performing assets                     $          461,853         $         354,214
=================================================================================================

Total non-performing loans as a
     percentage of total loans                                      .21%                      .20%
=================================================================================================


Allowance for loan loss as a percentage of
     non-performing loans                                        791.11%                   718.59%
=================================================================================================



Allowance for Loan Loss
The allowance for loan losses was 1.67% of total loans at June 30, 2001 and 1.44% at December 31, 2000. Year to date net recoveries totaled $48,000. Year 2000 net charge-offs totaled $607,000. Approximately $649,000 relates to one business loan relationship. Excluding this charge-off, CNFC recorded net recoveries of $42,000 during 2000.

Year to date, CNFC expensed a provision of $180,000, which was the same as the amount expensed for the six months ended June 30, 2000. Management continues to systematically evaluate the adequacy of the allowance such that the balance is commensurate with the performance of the loan portfolio, loan growth, general market conditions and other relevant factors.




                                 Six Months Ended          Year Ended        Six Months Ended
                                   June 30, 2001       December 31, 2000       June 30, 2000

Beginning balance                  $    2,545,363      $       2,792,293      $      2,792,293

Loan charge-offs                           (8,894)              (689,892)              (24,636)
Loan recoveries                            56,899                 82,962                26,052
----------------------------------------------------------------------------------------------
Net loan recoveries/(charge-offs)          48,005               (606,930)                1,416
Provision for loan losses                 180,000                360,000               180,000
----------------------------------------------------------------------------------------------
Ending balance                     $    2,773,368      $       2,545,363      $      2,973,709
==============================================================================================



Capital Resources
CNFC's capital ratios continue to exceed regulatory guidelines for a "well capitalized" institution. It is management's intent to maintain capital ratios in excess of the minimum required to be well capitalized. A summary of CNFC's capital ratios follows:

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION


                                                                             Minimum Required to be Well
                                                                              Capitalized Under Prompt
                                             June 30,        December 31,         Corrective Action
                                               2001              2000                Regulations
                                               ----              ----                -----------

Total capital to risk weighted assets          14.6%            13.1%                   10.0%
                                               ====             ====                    ====
Tier 1 capital to risk weighted assets         13.4%            11.9%                    6.0%
                                               ====             ====                    ====
Tier 1 capital to average assets                9.7%             9.4%                    5.0%
                                               ====             ====                    ====

RESULTS OF OPERATIONS
Summary
Net income for the quarter ended June 30, 2001 was $810,000, an increase of $58,000, or 7.7% compared to the same period in 2000. A $139,000 or 48.8% increase in noninterest income, generated by gains on sales of residential mortgage loans and security sales, is the primary contributing factor to the increase in net income. CNFC's net interest income increased by $46,000, though margin and volume both decreased during the quarter. Non-interest expense for the quarter increased $92,000 or 6.8% compared to the same period in 2000. Increased salary and benefit costs account for $71,000 or 77.3% of the increase in non-interest expense.

Year to date net income totaled $1,572,000, a $130,000 or 9.0% increase compared to the same period in 2000. The major items affecting the second quarter of 2001 also impacted year to date income.

Net Interest Income
The following table illustrates the effect that changes in rates and balances of interest-earning assets and interest-bearing liabilities had on tax-equivalent net interest income for the three and six months ending June 30, 2001 and 2000.



                                        Three Months Ending June 30,            Six Months Ending June 30,

                                          2001             2000                2001             2000
                                          ----             ----                ----             ----
Interest Income (tax equivalent)       $   4,273,196     $  4,119,430         $  8,681,738      $ 8,058,331
Interest Expense                           1,849,054        1,728,829            3,858,499        3,280,958
                                       -------------     ------------         ------------     ------------
Net Interest Income                    $   2,424,142     $  2,390,601         $  4,823,239      $ 4,777,373
                                       =============     ============         ============      ===========

Average Balance
Interest-earning Assets                $ 206,343,557    $ 193,545,051         $207,850,476     $190,224,588
Interest-bearing Liabilities             173,428,527      161,128,626          175,471,247      157,993,058
                                       -------------    -------------         ------------     ------------

Net Differential                       $  32,915,030    $  32,416,425         $ 32,379,229     $ 32,231,530
                                       =============    =============         ============     ============

Average Yields/Rates (annualized)
Yield on Earning Assets                         8.31%            8.54%                8.42%            8.50%
Rate Paid on Liabilities                        4.28%            4.30%                4.43%            4.16%
                                                -----            -----               -----            -----

Interest Spread                                 4.03%            4.24%                3.99%            4.34%
                                                =====            =====               =====            =====

Net Interest Margin                             4.71%            4.95%                4.68%            5.04%
                                                =====            =====               =====            =====


                   COMMERCIAL NATIONAL FINANCIAL CORPORATION

The change in tax equivalent net interest income is attributable to the following:


                                  Three Months Ending                              Six Months Ending
                                     June 30, 2001                                   June 30, 2001
                         Balance          Rate        Inc/(Dec)          Balance          Rate          Inc/(Dec)
                         -------          ----        ---------          -------          ----          ---------

Interest Earning
Assets                 $  253,593     $  (99,827)    $  153,766        $  713,140     $   (89,733)     $  623,407

Interest Bearing
Liabilities               162,243        (42,018)       120,225           489,972          83,967         573,939
                       ----------     ----------     ----------        ----------     -----------      ----------

Net Interest Income    $   91,350     $  (57,809)    $   33,541        $  223,168     $  (173,700)     $   49,468
                       ==========     ==========     ==========        ==========     ===========      ==========


The $49,000 increase in net interest income for the six months ending June 30, 2001 is due to an increase in earning assets offset by a decreasing margin. Net interest margin for the six months ending June 30, 2001 decreased to 4.68% compared to 5.04% for the six months ending June 30, 2000. Average earning assets for the six months ending June 31, 2001 increased $17,626,000 compared to the same period in 2000.

The Federal Reserve increased the federal funds rate by 25 basis points twice during the first quarter of 2000, and by 50 basis points once during May of 2000. This change in prime results in an almost immediate increase in the Bank's prime lending rate. The interest rate on a significant portion of the Bank's commercial loan portfolio is tied to the prime-lending rate. Therefore, the Bank receives an immediate short-term benefit to the increase in prime. In general, local deposit interest rates do not respond as quickly to changes in the prime lending rate. However, the cost of certificates of deposits gathered on the electronic network, and FHLB advances are more sensitive to general changes in interest rates. In the first quarter of 2001, the Federal Reserve lowered the federal funds rate by 150 basis points and another 125 basis points in the second quarter of 2001. As the Bank adjusts it's prime lending rate accordingly, the Bank experiences an almost immediate decrease in net interest income and the related margin. In response, management has lowered retail deposit rates, however, it is unable to lower the cost of retail deposits as quickly and to the same extent as the Federal Reserve has lowered the federal funds rate. In addition, many customers who had obtained longer term, fixed rate financing are refinancing higher yielding loans at lower rates.

Recent business loan payoffs have also begun to impact net interest income. In general, these business loans were higher yielding assets. Management cannot replace this loan volume with comparable yields in the short run. Management has instead elected to shrink the balance sheet by repaying variable rate FHLB advances and reducing the Bank's dependency on network and jumbo certificate of deposits. However, the net effect of this strategy still results in a loss of net interest income.


Noninterest Income
Noninterest income for the six months ending June 30, 2001 was $835,000. This represents a $306,000 or 57.7% increase over the same period in 2000.

The general decrease in interest rates during the first and second quarter of 2001 has spurred residential real estate refinancing activity. Year to date, the Bank has originated $11,894,000 of residential mortgages subsequently sold to the secondary market. This compares to $1,418,000 for the same period in 2000. Management has elected to sell most 15 and 30 year fixed rate residential real estate mortgage loans originated during the period. As a result, gains on loan sales have increased by $158,000 or 502.5% compared to the six months ending June 30, 2000.

Also, CNFC elected to liquidate several municipal bonds and an additional equity investment held as available for sale by the holding company. This resulted in $148,000 in securities gains. The Bank also liquidated two corporate bonds resulting in $8,000 in securities gains.

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION


Noninterest income for the three months ending June 30, 2001 was $424,000, a $139,000 or 48.8% increase. Factors affecting this increase were similar to those described in the paragraphs above.

Noninterest Expense
Noninterest expense for the six months ending June 30, 2001 totaled $2,892,000. This represents a $148,000 or 5.4% increase over the same period in 2000.

Salary and benefit expense for the six months ending June 30, 2001 totaled $1,594,000 compared to $1,454,000 for the same period in 2000, an increase of $140,000 or 9.6%. The increase reflects normal salary increases, combined with a 13.0% increase in the cost of medical insurance. Bank staffing levels have not significantly changed compared to the same period in 2000. Management is in the process of evaluating 2001 medical insurance renewal premiums. We anticipate that medical costs will again increase significantly above the current inflation rate.

Professional fees for the six months ended June 30, 2001 increased $21,000 or 12.4% compared to the same period in 2000. Increased accounting and legal fees related to the formation of a mortgage subsidiary was the primary reason for increased professional fees. Other expenses decreased $21,000 or 4.4% as a result of a general effort on the part of management to control expenses.

Printing, postage and supplies increased $15,000 or 11.7% primarily due to increased postage rates.

Non-interest expense for the quarter ending June 30, 2001 increased $92,000 or 6.8%. The primary factors affecting this increase are similar to those discussed in the paragraphs above.

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


                                  Commercial National Financial Corporation
                                                   (Registrant)
Date: August  14, 2001


                                  Jeffrey S. Barker
                                  President and Chief Executive Officer



                                  Patrick G. Duffy
                                  Executive Vice President and Chief Financial
                                  Officer