Form 10-Q
period 2001-09-03
COMMERCIAL NATIONAL FINANCIAL CORP /MI
filed 2001-11-13
CIK 828535

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

            X Quarterly Report Pursuant to Section 13 or 15(d) of the
            -
                       Securities and Exchange Act of 1934

              For the quarterly period ended September 30, 2001, or

            _ Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

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


       Registrant's telephone number, including area code: (989) 875-4144

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES      _____X______                                NO       ______________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                             Outstanding at October 30, 2001
           -----                                             -------------------------------
        Common Stock                                                    3,383,509
        No Par Value

--------------------------------------------------------------------------------

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION



                                      INDEX

PART I                                              FINANCIAL INFORMATION
------                                              ---------------------

Item 1.             Financial Statements

                    Consolidated Balance Sheets as of September 30, 2001 (unaudited) and December 31, 2000    (Page 3)

                    Consolidated Statements of Income and Other Comprehensive Income (unaudited) for the      (Page 4)
                    three and nine months ended September 30, 2001 and September 30, 2000

                    Consolidated Statements of Changes in Shareholders' Equity (unaudited) for the nine       (Page 5)
                    months ended September 30, 2001 and September 30, 2000

                    Consolidated Statements of Cash Flows (unaudited) for the nine months ended September     (Page 6)
                    30, 2001 and September 30, 2000

                    Notes to Consolidated Financial Statements (unaudited)                                    (Page 7-10)

Item 2.             Management's Discussion and Analysis of Financial Condition and Results of Operations     (Page 11-15)

Item 3.             Quantitative and Qualitative Disclosures about Market Risk                                (Page 16)


PART II                        OTHER INFORMATION
-------                        -----------------

Item 6.             Exhibits and Reports on Form 8-K

                    b)           Reports on Form 8-K                                                         (Page 17)

SIGNATURES                                                                                                   (Page 18)

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                                September 30,            December 31,
                                                                                    2001                     2000
                                                                                    ----                     ----
                                                                                 (Unaudited)
ASSETS
Cash and due from banks                                                          $   6,290,137         $   7,112,021
Federal funds sold                                                                  10,075,000               350,000
                                                                                 -------------         -------------
       Total cash and cash equivalents                                              16,365,137             7,462,021
Securities available for sale                                                       19,962,705            19,406,526
Securities held to maturity (fair value $7,903,303
    September 30, 2001; $8,724,848 - December 31, 2000)                              7,599,229             8,525,623
Federal Home Loan Bank stock, at cost                                                1,391,300             1,391,300
Gross loans receivable                                                             172,092,329           176,833,244
Allowance for loan losses                                                           (2,865,922)           (2,545,363)
                                                                                 -------------         -------------
   Net loans receivable                                                            169,226,407           174,287,881
Premises and equipment, net                                                          2,236,180             2,465,176
Accrued interest receivable and other assets                                         5,210,741             2,347,162
                                                                                 -------------         -------------

       Total assets                                                              $ 221,991,699         $ 215,885,689
                                                                                 =============         =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
       Deposits
              Noninterest-bearing demand                                         $  19,725,874         $  19,786,361
              Interest-bearing demand                                               28,206,452            26,264,930
              Savings                                                               47,707,320            39,439,255
              Time                                                                  68,022,188            72,303,355
                                                                                 -------------         -------------
                    Total deposits                                                 163,661,834           157,793,901
       Securities sold under agreements to repurchase                                9,487,067             8,023,767
       Other short-term borrowings                                                   1,508,757             1,770,195
       Federal Home Loan Bank advances                                              24,092,551            26,500,000
       Accrued expenses and other liabilities                                        1,548,478             1,687,744
                                                                                 -------------         -------------
              Total liabilities                                                    200,298,687           195,775,607

Shareholders' equity
       Common stock and paid-in-capital, no par value:  5,000,000 shares authorized; shares issued and outstanding
         September 30, 2001 - 3,367,361 and December 31,
         2000 - 3,327,225                                                           22,010,135            21,617,080
       Accumulated deficit                                                            (783,416)           (1,714,089)
       Accumulated other comprehensive income, net of tax                              466,293               207,091
                                                                                 -------------         -------------
              Total shareholders' equity                                            21,693,012            20,110,082
                                                                                 -------------         -------------

                    Total liabilities and shareholders' equity                   $ 221,991,699         $ 215,885,689
                                                                                 =============         =============




                                                          See accompanying notes

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION


  CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (Unaudited)

                                                                            For Three Months                For Nine Months
                                                                           Ended September 30,             Ended September 30,
                                                                          2001            2000            2001            2000
                                                                          ----            ----            ----            ----
Interest and dividend income
    Loans, including fees                                             $  3,514,301    $  3,760,498    $ 10,967,337    $ 10,576,943
    Taxable securities                                                     227,060         237,506         662,688         701,437
    Nontaxable securities                                                  135,531         146,952         411,761         436,897
    Federal funds sold                                                      62,202           7,489         173,679          81,452
    Federal Home Loan Bank stock dividends                                  25,424          29,727          79,752          85,075
    Interest on other deposits                                               8,892          14,109          21,079          32,904
                                                                      ------------    ------------    ------------    ------------
        Total interest and dividend income                               3,973,410       4,196,281      12,316,296      11,914,708

Interest expense
    Deposits                                                             1,296,603       1,477,359       4,224,618       4,046,611
    Securities sold under agreements to repurchase                          82,600         114,989         268,813         276,334
    Federal Home Loan Bank advances                                        349,656         335,417       1,078,991         863,432
    Other                                                                    4,532          13,302          19,468          35,648
                                                                      ------------    ------------    ------------    ------------
        Total interest expense                                           1,733,391       1,941,067       5,591,890       5,222,025

Net interest income                                                      2,240,019       2,255,214       6,724,406       6,692,683

Provision for loan losses                                                   90,000          90,000         270,000         270,000
                                                                      ------------    ------------    ------------    ------------
Net interest income after provision for loan losses                      2,150,019       2,165,214       6,454,406       6,422,683

Noninterest income
    Service charges and fees                                               116,476         114,176         339,128         329,615
    Net gains on loan sales                                                 93,471          23,626         282,774          55,047
    Receivable financing fees                                               34,256          37,395         191,885         193,273
    Security gains                                                          53,032              --         209,915              --
    Other                                                                   84,390          72,584         193,090         199,436
                                                                      ------------    ------------    ------------    ------------
        Total noninterest income                                           381,625         247,781       1,216,792         777,371

Noninterest expense
    Salaries and employee benefits                                         797,316         736,936       2,391,130       2,191,102
    Occupancy and equipment                                                258,482         250,887         750,675         748,454
    FDIC insurance                                                           7,602           7,716          22,470          22,764
    Printing, postage and supplies                                          57,048          68,302         199,847         196,643
    Professional and outside services                                       73,390          63,028         263,665         232,287
    Other                                                                  257,559         256,144         715,807         735,606
                                                                      ------------    ------------    ------------    ------------
        Total noninterest expense                                        1,451,397       1,383,013       4,343,594       4,126,856
                                                                      ------------    ------------    ------------    ------------
Income before income tax expense                                         1,080,247       1,029,982       3,327,604       3,073,198
Income tax expense                                                         313,500         298,000         988,500         899,000
                                                                      ------------    ------------    ------------    ------------
Net income                                                            $    766,747    $    731,982    $  2,339,104    $  2,174,198
                                                                      ============    ============    ============    ============
Net change in unrealized gains/(losses) on securities available
   for sale                                                           $    223,596    $    252,216    $    602,645    $    248,741
Reclassification adjustment for (gains) recognized in income               (53,032)             --        (209,915)             --
Tax effects                                                                (57,992)        (85,754)       (133,528)        (84,572)
                                                                      ------------    ------------    ------------    ------------
Total Other Comprehensive Income                                      $    879,319    $    898,444    $  2,598,306    $  2,338,367
                                                                      ============    ============    ============    ============

Per share information
    Basic earnings                                                    $       0.23    $       0.21    $       0.70    $       0.62
    Diluted earnings                                                  $       0.23    $       0.21    $       0.69    $       0.62
    Dividends declared                                                $       0.14    $       0.12    $       0.42    $       0.38


                                                          See accompanying notes

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION


           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
         Nine Months ended September 30, 2001 and September 30, 2000 (Unaudited)

                                                                                                  Accumulated
                                                    Shares         Common                            Other
                                                    Issued        Stock and                      Comprehensive          Total
                                                     and           Paid in       Accumulated     Income/(Loss),      Shareholders'
                                                 Outstanding       Capital         Deficit         Net of Tax           Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2000                         3,348,476      $19,946,643      $ (830,339)     $(151,771)       $18,964,533

Comprehensive income:
   Net income                                                                        2,174,198                        2,174,198
   Net change in unrealized gains/(losses) on
     securities available for sale                                                                   248,741            248,741
   Tax effects                                                                                       (84,572)           (84,572)
                                                                                                                    -----------
     Total comprehensive income                                                                                       2,338,367

Cash dividends declared, $.38 per share                                             (1,339,299)                      (1,339,299)

Issued under dividend reinvestment program            34,190          437,970                                           437,970
Issued under stock option plan                         4,100           41,099                                            41,099
Issued under employee benefit plan                     4,775           63,126                                            63,126
Repurchase and retirement of shares                  (71,633)        (943,052)                                         (943,052)
                                                  ----------      -----------      -----------     ---------        -----------
Balance at September 30, 2000                      3,319,908      $19,545,786      $     4,560     $  12,398        $19,562,744
                                                  ==========      ===========      ===========     =========        ===========

-----------------------------------------------------------------------------------------------------------------------------------

Balance at January 1, 2001                         3,327,225      $21,617,080      $(1,714,089)    $ 207,091        $20,110,082
Comprehensive income:
   Net income                                                                        2,339,104                        2,339,104
   Net change in unrealized gains/(losses) on
     securities available for sale                                                                   602,645            602,645
   Reclassification adjustment for (gains)
     recognized in income                                                                           (209,915)          (209,915)
   Tax effects                                                                                      (133,528)          (133,528)
                                                                                                                    -----------
     Total comprehensive income                                                                                       2,598,306

Cash dividends declared, $.42 per share                                             (1,408,431)                      (1,408,431)

Issued under dividend reinvestment program            49,311          483,135                                           483,135
Issued under stock option plan                           429            3,227                                             3,227
Issued under employee benefit plan                     2,399           22,887                                            22,887
Repurchase and retirement of shares                  (12,003)        (116,194)                                         (116,194)
                                                  ----------       -----------     -----------     ---------        -----------
Balance at September 30, 2001                      3,367,361      $22,010,135      $ (783,416)     $ 466,293        $21,693,012
                                                  ==========      ===========      ===========     =========        ===========


                                                          See accompanying notes

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION


                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)




                                                                                     For Nine Months Ended
                                                                                          September 30,
                                                                                   2001                    2000
                                                                                   ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                  $  2,339,104          $  2,174,198
    Adjustments to reconcile net income to net
      cash from operating activities
          Provision for loan losses                                                  270,000               270,000
          Net gains on loan sales                                                   (282,774)              (55,047)
          Originations of loans held for sale                                    (18,383,350)           (2,394,473)
          Proceeds from sales of loans held for sale                              18,666,124             2,586,520
          Gain on sales of securities available for sale                            (209,915)                    -
          Depreciation, amortization and accretion                                   380,617               420,943
          Net change in accrued interest receivable and other assets                 (38,684)             (349,649)
          Net change in accrued expenses and other liabilities                      (139,266)              211,171
                                                                                ------------          ------------
               Net cash from operating activities                                  2,601,856             2,863,663

CASH FLOWS FROM INVESTING ACTIVITIES
          Purchases of securities available for sale                              (9,216,118)           (5,071,911)
          Proceeds from maturities of securities available for sale                6,670,000             3,955,000
          Proceeds from sales of securities available for sale                     2,523,549                     -
          Proceeds from maturities of securities held to maturity                  1,010,000                     -
          Net change in loans                                                      4,829,900           (19,961,159)
          Purchases of bank owned life insurance                                  (3,000,000)
          Purchases of premises and equipment, net                                  (163,041)             (221,199)
                                                                                ------------          ------------
               Net cash from investing activities                                  2,654,290           (21,299,269)

CASH FLOW FROM FINANCING ACTIVITIES
          Net change in deposits                                                   5,867,933            10,318,745
          Net change in securities sold under agreements to repurchase             1,463,300             2,700,218
          Net change in U.S. Treasury demand notes                                  (261,438)           (1,453,809)
          Federal Home Loan Bank advances                                         15,000,000            26,000,000
          Proceeds from Repayment of Federal Home Loan Bank                      (17,407,449)          (19,000,000)
          Repurchase of common stock shares                                         (116,194)             (943,052)
          Dividends paid                                                          (1,408,431)           (1,339,299)
          Proceeds from sale of common stock                                         509,249               542,195
                                                                                ------------          ------------
               Net cash from financing activities                                  3,646,970            16,824,998
                                                                                ------------          ------------

Net change in cash and cash equivalents                                            8,903,116            (1,610,608)

Cash and cash equivalents, at beginning of year                                    7,462,021             8,669,093
                                                                                ------------          ------------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                     $ 16,365,137          $  7,058,485
                                                                                ============          ============
Cash paid during the period for
          Interest                                                              $  5,746,710          $  5,118,758
          Federal income taxes                                                     1,203,081               771,640



                                                          See accompanying notes

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1-Summary of Significant Accounting Policies

Basic Presentation
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with Rule 10-01 of regulation S-X and the instructions for Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles for complete presentation of financial statements. In management's opinion, the condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial condition of Commercial National Financial Corporation as of September 30, 2001 and December 31, 2000 and the results of its operations for the three and nine months ending September 30, 2001 and September 30, 2000. The results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results expected for the full year.

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

Stock Dividends
Dividends issued in stock are reported by transferring the market value of the stock issued from retained earnings to common stock, to the extent of available retained earnings. Any excess of fair value over available retained earnings is considered a return of capital and thus is transferred from paid in capital. Fractional shares are paid in cash for all stock dividends.

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

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION





Note 2 - Earnings Per Share

A reconciliation of the numerators and denominators of the basic earnings per share and diluted earnings per share computations for the periods ended is presented below:

                                                              For three months ended           For nine months ended
                                                          September 30,    September 30,    September 30,    September 30,
                                                               2001              2000           2001             2000
---------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE:
Net income available to common shareholders                  $  766,747      $  731,982      $2,339,104      $2,174,198
===========================================================================================================================
Weighted-average common shares outstanding for
    basic earnings per share                                  3,356,864       3,511,114       3,356,864       3,511,114
===========================================================================================================================
BASIC EARNINGS PER SHARE                                     $      .23      $      .21      $      .70      $      .62

===========================================================================================================================
DILUTED EARNINGS PER SHARE:
Net income available to common shareholders                  $  766,747      $  731,982      $2,339,104      $2,174,198
===========================================================================================================================
Weighted-average common shares outstanding for basic
    earnings per share                                        3,356,864       3,511,114       3,356,864       3,511,114

Add:
Dilutive effect of assumed exercise of stock options              8,937          19,072           8,937          19,072
---------------------------------------------------------------------------------------------------------------------------
Weighted-average common and dilutive additional potential
    common shares outstanding                                 3,365,801       3,530,186       3,365,801       3,530,186
===========================================================================================================================
DILUTED EARNINGS PER SHARE                                   $      .23      $      .21      $      .69      $      .62
===========================================================================================================================

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
Summary
Total assets at September 30, 2001 increased to $221,992,000 from the $215,886,000 at December 31, 2000. Federal funds sold increased $9,725,000 and gross loans decreased $4,741,000 compared to December 31, 2000. Loan demand continues to remain weak. The events of September 11, 2001 and the subsequent decreases in interest rates, has reduced the array of viable investment options available to the Bank. In the short-term, we have elected to "shrink" the balance sheet where possible. This, however, has been difficult, as the events of September 11, 2001 appear to have caused investors to temporarily shift assets to safety. We have experienced an $8,268,000 increase in savings account balances since December 31, 2000.

Commercial loan payoffs resulted in the majority of the decrease in total loans. As a result, September 30, 2001 loan totals decreased $4,741,000 compared to December 31, 2000. Total loans were $172,092,000 as of September 30, 2001.

In response to the loan payoffs, management has the following practical alternatives: reinvest funds into loans, invest excess funds in short to medium term securities until suitable loan opportunities can be identified, or "shrink" the balance sheet by paying off various deposit and other borrowings. Management elected to offer below market rates on rate sensitive deposits, in effect encouraging certain depositors to leave the Bank. Management has also repayed, without penalty, short-term variable rate FHLB advances.

The Bank also continues to use various products offered by the Federal Home Loan Bank of Indianapolis. At September 30, 2001 the Bank had $24,092,000 in outstanding balances, compared to $26,500,000 at December 31, 2000.

Other assets increased $2,864,000. During the third quarter, management invested $3,000,000 in Bank Owned Life Insurance commonly known as BOLI. This investment is recorded in accrued interest receivable and other assets category of the balance sheet.

Liquidity
Management defines liquidity as the ability to fund appropriate levels of credit worthy loans, meet the immediate cash withdrawal requirements of depositors, and maintain access to sufficient resources to meet unexpected contingencies at a reasonable cost, with minimal losses.

The loan to deposit ratio at September 30, 2001 was 105.2% compared to 112.1% at December 31, 2000. Management believes that the combination of available FHLB advances, Federal funds lines of credit, the available for sale investment portfolio, and our ability to sell mortgage loans provides adequate short and medium term sources of liquidity. At a minimum the Bank has the following available to meet short-term liquidity needs: $10,000,000 in available FHLB advances and $9,000,000 in short term federal funds lines of credit with correspondent banks.

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

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

Asset Quality
At September 30, 2001 CNFC has identified $391,000 of loans as non-performing. This compares to $354,000 at December 31, 2000. In addition, management has identified $11,312,000 of loans at September 30, 2001 where the borrower is experiencing some financial difficulty.

                                                        September 30, 2001      December 31, 2000

Total loans                                          $      172,092,329         $     176,833,244

Non-accrual loans                                    $          344,562         $         354,214
Accruing loans past due 90 days or more                          46,000                         -
Restructured loans                                                    -                         -
-------------------------------------------------------------------------------------------------
     Total non-performing loans                      $          390,562         $         354,214
=================================================================================================

Other real estate                                                     -                         -
-------------------------------------------------------------------------------------------------
     Total non-performing assets                     $          390,562         $         354,214
=================================================================================================

Total non-performing loans as a
     percentage of total loans                                      .23%                      .20%
=================================================================================================

Allowance for loan loss as a percentage of
     non-performing loans                                        733.79%                   718.59%
=================================================================================================

Allowance for Loan Loss
The allowance for loan losses was 1.67% of total loans at September 30, 2001 and 1.44% at December 31, 2000. Year to date net recoveries totaled $51,000. Year 2000 net charge-offs totaled $607,000. Approximately $649,000 relates to one business loan relationship. Excluding this charge-off, CNFC recorded net recoveries of $42,000 during 2000.

Year to date, CNFC expensed a provision of $270,000, which was the same as the amount expensed for the nine months ended September 30, 2000. Management continues to systematically evaluate the adequacy of the allowance such that the balance is commensurate with the performance of the loan portfolio, loan growth, general market conditions and other relevant factors. Included in the calculation of the appropriate level for the allowance for loan loss is the risk associated with approximately $11,312,000 of loans that management has identified as experiencing some financial difficulty.

                                  Nine Months Ended       Year Ended          Nine Months Ended
                                  September 30, 2001   December 31, 2000      September 30, 2000
Beginning balance                  $    2,545,363      $       2,792,293      $      2,792,293

Loan charge-offs                          (19,084)              (689,892)             (593,230)
Loan recoveries                            69,643                 82,962                38,725
----------------------------------------------------------------------------------------------
Net loan recoveries/(charge-offs)          50,559               (606,930)             (554,505)
Provision for loan losses                 270,000                360,000               270,000
----------------------------------------------------------------------------------------------
Ending balance                     $    2,865,922      $       2,545,363      $      2,507,788
==============================================================================================

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION



Capital Resources
CNFC's capital ratios continue to exceed regulatory guidelines for a "well capitalized" institution. It is management's intent to maintain capital ratios in excess of the minimum required to be well capitalized. A summary of CNFC's capital ratios follows:

                                                                             Minimum Required to be Well
                                                                              Capitalized Under Prompt
                                           September 30,     December 31,         Corrective Action
                                                2001             2000                Regulations
                                                ----             ----                -----------
Total capital to risk weighted assets          14.4%            13.1%                   10.0%
                                               ====             ====                    ====
Tier 1 capital to risk weighted assets         13.2%            11.9%                    6.0%
                                               ====             ====                    ====
Tier 1 capital to average assets                9.9%             9.4%                    5.0%
                                               ====             ====                    ====


RESULTS OF OPERATIONS
Summary
Net income for the quarter ended September 30, 2001 was $767,000, an increase of $35,000, or 4.8% compared to the same period in 2000. A $134,000 or 54.0% increase in noninterest income, generated by gains on sales of residential mortgage loans and security sales, is the primary contributing factor to the increase in net income. CNFC's net interest income decreased by $15,000, primarily as a result of a decrease in margin during the quarter. Non-interest expense for the quarter increased $68,000 or 4.9% compared to the same period in 2000. Increased salary and benefit costs account for $60,000 or 88.2% of the overall increase in non-interest expense.

Year to date net income totaled $2,339,000, a $165,000 or 7.6% increase compared to the same period in 2000. The major items affecting the third quarter of 2001 also impacted year to date income.

Net Interest Income
The following table illustrates the effect that changes in rates and balances of interest-earning assets and interest-bearing liabilities had on tax-equivalent net interest income for the three and nine months ending September 30, 2001 and 2000.

                                       Three Months Ending September 30,       Nine Months Ending September 30,
                                          2001               2000                 2001              2000
                                          ----               ----                 ----              ----
Interest Income (tax equivalent)     $  4,094,321         $  4,326,405         $ 12,776,059      $ 12,382,186
Interest Expense                        1,733,391            1,941,067            5,591,890         5,222,025
                                     ------------         ------------         ------------      ------------
Net Interest Income                  $  2,360,930         $  2,385,338         $  7,184,169      $  7,160,161
                                     ============         ============         ============      ============

Average Balances
----------------
Interest-earning Assets              $206,898,615         $198,763,637         $207,529,703      $193,091,714
Interest-bearing Liabilities          171,685,068          165,861,771          172,622,694       160,635,109
                                     ------------         ------------         ------------      ------------
Net Differential                     $ 35,213,547         $ 32,901,866         $ 34,907,009      $ 32,456,605
                                     ============         ============         ============      ============

Average Yields/Rates (annualized)
---------------------------------
Yield on Earning Assets                      7.85%                8.64%                8.23%             8.54%
Rate Paid on Liabilities                     4.01%                4.64%                4.33%             4.33%
                                     ------------         ------------         ------------      ------------

Interest Spread                              3.84%                4.00%                3.90%             4.21%
                                     ============         ============         ============      ============

Net Interest Margin                          4.53%                4.76%                4.63%             4.94%
                                     ============         ============         ============      ============

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION


The change in tax equivalent net interest income is attributable to the following:

                                              Three Months Ending                              Nine Months Ending
                                               September 30, 2001                              September 30, 2001
                                      Balance          Rate        Inc/(Dec)           Balance        Rate          Inc/(Dec)
                                      -------          ----        ---------           -------        ----          ---------
Interest Earning Assets               $  77,407      $(309,491)    $(232,084)        $ 791,261      $(397,388)      $ 393,873
Interest Bearing Liabilities             42,305       (249,981)     (207,676)          484,558       (114,693)        369,865
                                      ---------      ---------     ---------         ---------      ---------       ---------
Net Interest Income                   $  35,102      $ (59,510)    $ (24,408)        $ 306,703      $(282,695)      $  24,008
                                      =========      =========     =========         =========      =========       =========


The $24,000 decrease in tax-equivalent net interest income for the three months ending September 30, 2001 resulted from a decrease in margin offset by a $2,312,000 in net earning assets. Net interest margin for the three months ending September 30, 2001 decreased to 4.53% compared to 4.76% for the three months ending September 30, 2000.

The Federal Reserve lowered the federal funds rate by 150 basis points in the first quarter, 125 basis points in the second quarter and 75 basis points in the third quarter of 2001. In response to the September 11, 2001 terrorist attacks, the Federal Reserve decreased the federal funds rate by an additional 50 basis points during October 2001. These changes in prime result in an almost immediate decrease in the Bank's prime lending rate. In addition to lowering the target federal funds rate, the Federal Reserve also provided additional liquidity to the market place. During the week following the September 11, 2001 attack, Commercial Bank earned between .375% and 1.0% on overnight federal funds sales.

The interest rate on a significant portion of the Bank's commercial loan portfolio is tied to the prime-lending rate. As the Bank adjusts it's prime lending rate accordingly, the Bank experiences an almost immediate decrease in net interest income. In response, management has lowered retail deposit rates, however, it is unable to lower the cost of retail deposits as quickly and to the same extent as the Federal Reserve has lowered the federal funds target rate. In addition, many customers are refinancing higher yielding, fixed rate, long-term loans at lower rates.

Noninterest Income
Noninterest income for the three months ending September 30, 2001 was $382,000. This represents a $134,000 or 54.0% increase over the same period in 2000.

The general decrease in interest rates during 2001 has spurred residential real estate refinancing activity. Year to date, the Bank has originated $18,383,000 of residential mortgages subsequently sold to the secondary market. This compares to $2,394,000 for the same period in 2000. Management has elected to sell most 15 and 30 year fixed rate residential real estate mortgage loans originated during the period. As a result, gains on loan sales have increased by $228,000 or 414.5% compared to the three months ending September 30, 2000.

Also, CNFC elected to liquidate an equity investment held as available for sale by the holding company. This resulted in $210,000 in securities gains.

Noninterest income for the nine months ending September 30, 2001 was $1,217,000, a $440,000 or 56.6% increase. Factors affecting this increase were similar to those described in the paragraphs above.

Noninterest Expense
Noninterest expense for the three months ending September 30, 2001 totaled $1,451,000. This represents a $68,000 or 4.9% increase over the same period in 2000.

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION



Salary and benefit expense for the three months ending September 30, 2001 totaled $797,000 compared to $737,000 for the same period in 2000, an increase of $60,000 or 8.1%. The increase reflects normal salary increases, combined with an approximately 16% increase in the cost of medical insurance. Bank staffing levels have not significantly changed compared to the same period in 2000.

Professional fees for the three months ended September 30, 2001 increased $10,000 or 15.8% compared to the same period in 2000. Increased accounting and legal fees related to the formation of a mortgage subsidiary was the primary reason for increased professional fees.

Noninterest expense for the six months ending September 30, 2001 totaled $4,344,000. This represents a $217,000 or 5.3% increase over the same period in 2000. The primary factors affecting this increase are similar to those discussed in the paragraphs above.

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


                                    Commercial National Financial Corporation
                                                     (Registrant)
Date: November 13, 2001


                                    Jeffrey S. Barker
                                    President and Chief Executive Officer



                                    Patrick G. Duffy
                                    Executive Vice President and Chief Financial
                                    Officer