Form 10-K405
period 2001-12-31
COMMERCIAL NATIONAL FINANCIAL CORP /MI
filed 2002-03-28
CIK 828535

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


[X]        Annual Report Pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001
                                       OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes [X]  No [ ]

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

             Aggregate market value as of March 8, 2002: $24,860,120

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Common Stock outstanding as of March 8, 2002: 3,572,018 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's annual report to security holders for the year ended December 31, 2001, are incorporated by reference in Part II and Part IV.

Portions of the registrant's proxy statement for its April 23, 2002, annual shareholders meeting are incorporated by reference in Part III.

                                     PART I

ITEM 1. BUSINESS

Commercial National Financial Corporation (the "Corporation" or "registrant"), a financial holding company, was incorporated in Michigan on December 30, 1987. On May 31, 1988, the Corporation acquired all of the stock of Commercial National Bank, a national banking association chartered in 1962. On December 30, 1992, Commercial National Bank converted to a state-chartered bank under the name Commercial Bank (the "Bank").

On July 16, 1997, the Bank acquired an inactive insurance agency, Commercial National Financial Services Incorporated (the Agency). The Agency in turn purchased a minority interest in Michigan Bankers Title of Northern Michigan, LLC (the Title Agency). During 2000, Michigan Bankers Title of Northern Michigan was dissolved. The Agency made a similar investment in the Michigan Bankers Title of Eastern Michigan. The investment in the Title Agency and the related dividends earned are not material.

During 2001, Commercial Bank formed a mortgage company, CNFC Mortgage Corporation, 100% owned by Commercial Bank. CNFC Mortgage Corporation allows Commercial to pursue out of market mortgages and offer products and services not normally provided by community banks.

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

The principal source of revenue for the Corporation and its subsidiary is interest and fees on loans. On a consolidated basis, interest and fees on loans accounted for 79.71% of the Corporation's total revenues in 2001, 83.80% in 2000, and 80.14% in 1999. Interest on investment securities accounted for 8.04% of the Corporation's total revenues in 2001, 8.82% in 2000, and 10.91% in 1999.

At December 31, 2001, the Bank had no significant concentrations of loans to any group of borrowers engaged in similar activities that would be impacted by economic or other conditions.

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

Banks and bank holding companies are extensively regulated. The Bank is chartered as a state bank under Michigan law and is supervised, examined and regulated by the Office of Financial and Insurance Services ("OFIS") and the Federal Deposit Insurance Corporation ("FDIC"). The business activities of the registrant are limited to banking and to other activities determined by the Board of Governors of the Federal Reserve System to be closely related to banking. Deposits of the Bank are insured by the FDIC to the extent provided by law.

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

ITEM 2. PROPERTIES.

The Bank currently conducts business from seven banking offices. The executive offices of the Corporation are located at 101 North Pine River Street, Ithaca, Michigan. The main office of the Bank is located at 301 North State Street, Alma, Michigan. The main office property of the Bank is leased for a term expiring on December 31, 2013. The offices of the Bank are located in Alma, Greenville, Middleton, Pompeii, and St. Louis, Michigan.

The Bank owns the property for five of the office locations. One office is leased pursuant to a lease that expires August 1, 2008, subject to 2 renewals of 10 years each. The Corporation considers all of its facilities to be well maintained and in generally good operating condition and suitable for the purposes for which they are intended.

During 2001, the Bank purchased land in the Greenville Michigan market with the intent of building a new office. Management intends to complete construction by the end of the third quarter in 2002.

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS.

The information under the captions "Common Stock Information" and "Dividend Information" of the registrant's annual report to shareholders for the year ended December 31, 2001, is here incorporated by reference to Exhibit 13.

ITEM 6. SELECTED FINANCIAL DATA.

The information under the caption "Selected Financial Data" of the registrant's annual report to shareholders for the year ended December 31, 2001, is here incorporated by reference to Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information under the heading "Management's Discussion and Analysis and Results of Operations" of the registrant's annual report to shareholders for the year ended December 31, 2001, is here incorporated by reference to Exhibit 13.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information under the heading "Quantitative and Qualitative Disclosures About Market Risk" of the registrant's annual report to shareholders for the year ended December 31, 2001, is here incorporated by reference to Exhibit 13.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements, notes and report of independent auditors' included in the registrant's annual report to shareholders for the year ended December 31, 2001, are here incorporated by reference to Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information set forth under the caption "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the registrant's definitive Proxy Statement for its April 23, 2002, annual meeting of shareholders is here incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information set forth under the captions "Compensation of Executive Officers" and "Compensation of Directors" in the registrant's definitive Proxy Statement for its April 23, 2002, annual meeting of shareholders is here incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information set forth under the caption "Voting Securities" in the registrant's definitive Proxy Statement for its April 23, 2002, annual meeting of shareholders is here incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information set forth under the caption "Certain Relationships" in the registrant's definitive Proxy Statement for its April 23, 2002, annual meeting of shareholders is here incorporated by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)(1) Financial Statements.

The following financial statements, notes to financial statements, and report of independent auditor of the Corporation and its subsidiary are filed as part of this report:

                Independent Auditors' Reports

                Consolidated Balance Sheets - December 31, 2001 and 2000

                Consolidated Statements of Income for each of the three years ended December 31, 2001, 2000 and 1999

                Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 2001, 2000 and 1999

                Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2001, 2000 and 1999

                Notes to Consolidated Financial Statements

The financial statements, notes to financial statements, and report of independent auditor for the years ended December 31, 2001, 2000 and 1999 listed above are incorporated by reference in Item 8 of this report from the corresponding portions of the registrant's annual report to shareholders for the year ended December 31, 2001. With the exception of the portions of the registrant's annual report to shareholders for the year ended December 31, 2001 specifically incorporated herein by reference, such report shall not be deemed filed as part of this annual report on Form 10-K.

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

      10(f) Commercial National Financial Corporation 2001 Stock Option and Incentive Plan. Previously filed as an exhibit to the registrant's Form S-8 filed May 11, 2001 (File No.
                     333-60894). Here incorporated by reference.*

      13             Incorporated Portions from 2001 Annual Report to
                     Shareholders.

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

         (b) Reports on Form 8-K.

             No reports were filed for the fourth quarter of 2001.

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

                                        COMMERCIAL NATIONAL FINANCIAL
                                        CORPORATION (registrant)

March 27, 2002                          By:  /s/ Jeffrey S. Barker
                                             -----------------------------------
                                        Jeffrey S. Barker
                                        President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 27, 2002                           /s/ Jeffrey S. Barker
                                        ----------------------------------------
                                        Jeffrey S. Barker
                                        Director, President and Chief Executive
                                        Officer (Principal Executive Officer)

March 27, 2002                           /s/ Richard F. Abbott
                                        ----------------------------------------
                                        Richard F. Abbott
                                        Director

March 27, 2002                           /s/ Jefferson P. Arnold
                                        ----------------------------------------
                                        Jefferson P. Arnold
                                        Director

March 27, 2002                           /s/ Don J. Dewey
                                        ----------------------------------------
                                        Don J. Dewey
                                        Director

March 27, 2002                           /s/ David A. Ferguson
                                        ----------------------------------------
                                        David A. Ferguson
                                        Director

March 27, 2002                           /s/ Paul B. Luneack
                                        ----------------------------------------
                                        Paul B. Luneack
                                        Director

March 27, 2002                           /s/ Kim C. Newson
                                        ----------------------------------------
                                        Kim C. Newson
                                        Director

March 27, 2002                           /s/ Howard D. Poindexter
                                        ----------------------------------------
                                        Howard D. Poindexter
                                        Director

March 27, 2002                           /s/ Scott E. Sheldon
                                        ----------------------------------------
                                        Scott E. Sheldon
                                        Director

March 27, 2002                           /s/ Patrick G. Duffy
                                        ----------------------------------------
                                        Patrick G. Duffy
                                        Director(Principal Financial and
                                        Accounting Officer)

                                INDEX TO EXHIBITS

Number                                Exhibit                                        Page
------                                -------                                        ----
 3(a)    Restated Articles of Incorporation.  Previously filed as an exhibit to the registrant's Form S-4 filed January 22, 1988.  Here incorporated by
         reference.                                                                    *

 3(b)    Bylaws.  Previously filed as an exhibit to the registrant's Form S-4
         filed January 22, 1988.  Here incorporated by reference.                      *


10(a)    1991 Stock Option Plan.  Previously filed as an exhibit to the
         registrant's Form 10-K for the year ended December 31, 1990.  Here            *
         incorporated by reference.

10(b)    Amendment to 1991 Stock Option Plan.  Previously filed as an exhibit to the registrant's Form 10-K for the year ended December 31, 1995.  Here
         incorporated by reference.                                                    *

10(c)    Lease for Main Office.  Previously filed as an exhibit to registrant's
         Form 10-K for the year ended December 31, 1991.  Here incorporated by
         reference.                                                                    *

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

10(f)    Commercial National Financial Corporation 2001 Stock Option and
         Incentive Plan. Previously filed as an exhibit to the registrant's Form
         S-8 filed May 11, 2001 (File No. 333-60894). Here incorporated by
         reference.                                                                    *

13       Incorporated Portions from 2001 Annual Report to Shareholders.                *

21       Subsidiary of Registrant.  Previously filed as an exhibit to the registrant's Form S-4 filed January 22, 1988.  Here incorporated by
         reference.                                                                    *

23       Consent of Independent Certified Public Accountants.                          *


----------

*This exhibit is filed by incorporation by reference to a prior filing.