Form 10-Q
period 2002-03-31
COMMERCIAL NATIONAL FINANCIAL CORP /MI
filed 2002-05-15
CIK 828535

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

            X Quarterly Report Pursuant to Section 13 or 15(d) of the

                       Securities and Exchange Act of 1934

                For the quarterly period ended March 31, 2002, or

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

YES   X          NO
   -------         -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                         Outstanding at April 24, 2002
           -----                         -----------------------------
        Common Stock                             3,592,836
        No Par Value

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

                                      INDEX



PART I               FINANCIAL INFORMATION
Item 1.     Financial Statements

            Consolidated Balance Sheets as of March 31, 2002                    (Page 3)
            (unaudited) and December 31, 2001

            Consolidated Statements of Income and Other Comprehensive           (Page 4)
            Income (unaudited) for the three months ended March 31, 2002 and
            March 31, 2001

            Consolidated Statements of Changes in Shareholders' Equity          (Page 5)
            (unaudited) for the three months ended March 31, 2002 and March 31,
            2001

            Consolidated Statements of Cash Flows (unaudited) for the           (Page 6)
            three months ended March 31, 2002 and March 31, 2001

            Notes to Consolidated Financial Statements (unaudited)              (Page 7-10)

Item 2.     Management's Discussion and Analysis of Financial Condition         (Page 11-15)
            and Results of Operations

Item 3.     Quantitative and Qualitative Disclosures about Market Risk          (Page 16-17)


PART II              OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

            b)           Reports on Form 8-K                                    (Page 18)

SIGNATURES                                                                      (Page 19)


                    COMMERCIAL NATIONAL FINANCIAL CORPORATION


                           CONSOLIDATED BALANCE SHEETS


                                                                               March 31,      December 31,
                                                                                 2002             2001
                                                                                 ----             ----
                                                                             (Unaudited)
ASSETS
Cash and due from banks                                                    $   4,337,320    $   7,282,523
Federal funds sold                                                               800,000        5,000,000
Other interest bearing deposits                                                2,069,123        2,064,802
                                                                           -------------    -------------
       Total cash and cash equivalents                                         7,206,443       14,347,325
Securities available for sale                                                 19,858,499       20,471,202
Securities held to maturity (fair value $6,805,423 -
    March 31, 2002; $7,730,608 - December 31, 2001)                            6,604,145        7,496,656
Federal Home Loan Bank stock, at cost                                          1,391,300        1,391,300
Gross loans receivable                                                       176,724,960      168,012,689
Allowance for loan losses                                                     (2,718,824)      (2,586,025)
                                                                           -------------    -------------
   Net loans receivable                                                      174,006,136      165,426,664
Bank owned life insurance                                                      3,093,776        3,050,296
Premises and equipment, net                                                    2,572,865        2,599,704
Accrued interest receivable and other assets                                   2,279,555        3,614,733
                                                                           -------------    -------------

       Total assets                                                        $ 217,012,719    $ 218,397,880
                                                                           =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
       Deposits
              Noninterest-bearing demand                                   $  18,312,694    $  22,199,334
              Interest-bearing demand                                         26,909,499       29,033,317
              Savings                                                         55,564,241       50,116,477
              Time                                                            57,971,565       61,229,483
                                                                           -------------    -------------
                    Total deposits                                           158,757,999      162,578,611
       Securities sold under agreements to repurchase                          7,203,106        6,237,585
       Other short-term borrowings                                               916,468          136,549
       Federal Home Loan Bank advances                                        26,291,230       26,092,551
       Accrued expenses and other liabilities                                  1,463,679        1,288,306
                                                                           -------------    -------------
              Total liabilities                                              194,632,482      196,333,602

Shareholders' equity
       Common stock and paid-in-capital, no par value:  5,000,000 shares authorized; shares issued and outstanding
         March 31, 2002 - 3,570,972 and December 31,
         2001 - 3,547,700                                                     22,337,891       22,104,910
       Accumulated deficit                                                      (252,595)        (416,257)
       Accumulated other comprehensive income, net of tax                        294,941          375,625
                                                                           -------------    -------------
              Total shareholders' equity                                      22,380,237       22,064,278
                                                                           -------------    -------------

                    Total liabilities and shareholders' equity             $ 217,012,719    $ 218,397,880
                                                                           =============    =============



                                                          See accompanying notes

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION




  CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (Unaudited)



                                                                                 For Three Months
                                                                                  Ended March 31,
                                                                                2002          2001
                                                                                ----          ----
Interest and dividend income
    Loans, including fees                                                  $ 3,117,476    $ 3,780,202
    Taxable securities                                                         208,946        223,794
    Nontaxable securities                                                      130,717        139,901
    Federal funds sold                                                          29,080         51,999
    Federal Home Loan Bank stock dividends                                      20,584         27,445
    Interest on other deposits                                                   5,129          6,215
                                                                           -----------    -----------
        Total interest and dividend income                                   3,511,932      4,229,556

Interest expense
    Deposits                                                                   912,955      1,510,239
    Securities sold under agreements to repurchase                              31,159        103,029
    Federal Home Loan Bank advances                                            383,943        386,474
    Other                                                                        2,204          9,703
                                                                           -----------    -----------
        Total interest expense                                               1,330,261      2,009,445

Net interest income                                                          2,181,671      2,220,111

Provision for loan losses                                                      120,000         90,000
                                                                           -----------    -----------
Net interest income after provision for loan losses                          2,061,671      2,130,111

Noninterest income
    Service charges and fees                                                   106,812        109,140
    Net gains on loan sales                                                     55,693         73,786
    Receivable financing fees                                                   37,091         86,679
    Security gains                                                              23,397         94,484
    Other                                                                       90,503         46,755
                                                                           -----------    -----------
        Total noninterest income                                               313,496        410,844

Noninterest expense
    Salaries and employee benefits                                             820,131        806,395
    Occupancy and equipment                                                    222,141        249,960
    FDIC insurance                                                               8,235          7,554
    Printing, postage and supplies                                              73,773         74,692
    Professional and outside services                                          104,207         98,403
    Other                                                                      234,836        218,919
                                                                           -----------    -----------
        Total noninterest expense                                            1,463,323      1,455,923
                                                                           -----------    -----------
Income before income tax expense                                               911,844      1,085,032
Income tax expense                                                             248,100        322,500
                                                                           -----------    -----------
Net income                                                                 $   663,744    $   762,532
                                                                           ===========    ===========
Net change in unrealized gains/(losses) on securities available for sale   $   (98,850)   $   293,123
Reclassification adjustment for (gains) recognized in income                   (23,397)       (94,484)
Tax effects                                                                     41,563        (67,537)
                                                                           -----------    -----------
Total Comprehensive Income                                                 $   583,060    $   893,634
                                                                           ===========    ===========

Per share information
    Basic earnings                                                         $      0.19    $      0.22
    Diluted earnings                                                       $      0.18    $      0.22
    Dividends declared                                                     $      0.14    $      0.13







                                                          See accompanying notes

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION



           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY Three Months ended March 31, 2002 and March 31, 2001 (Unaudited)



                                                                                          Accumulated
                                                Shares        Common                         Other
                                                Issued       Stock and                   Comprehensive       Total
                                                  and         Paid in      Accumulated   Income/(Loss),  Shareholders'
                                              Outstanding     Capital        Deficit       Net of Tax       Equity
----------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2001                      3,493,586   $ 21,617,080   $ (1,714,089)    $ 207,091   $ 20,110,082

Comprehensive income:
   Net income                                                                   762,532                      762,532
   Net change in unrealized gains/(losses) on
     securities available for sale                                                            293,123        293,123
   Reclassification adjustment for gains
      recognized in income                                                                    (94,484)       (94,484)
   Tax effects                                                                                (67,537)       (67,537)
                                                                                                       ------------
     Total comprehensive income                                                                              893,634

Cash dividends declared, $.13 per share                                        (467,679)                    (467,679)

Issued under dividend reinvestment program         12,961        140,722                                     140,722
Issued under stock option plan                          -              -                                           -
Issued under employee benefit plan                  1,724         16,876                                      16,876
Repurchase and retirement of shares                (2,960)       (26,954)                                    (26,954)
                                                ---------   ------------   ------------     ---------   ------------
Balance at March 31, 2001                       3,505,311   $ 21,747,724   $ (1,419,236)    $ 338,193   $ 20,666,681
                                                =========   ============   ============     =========   ============
--------------------------------------------------------------------------------------------------------------------


Balance at January 1, 2002                      3,547,700   $ 22,104,910   $   (416,257)    $ 375,625   $ 22,064,278
Comprehensive income:
   Net income                                                                   663,744                      663,744
   Net change in unrealized gains/(losses) on
     securities available for sale                                                            (98,850)       (98,850)
   Reclassification adjustment for gains
     recognized in income                                                                     (23,397)       (23,397)
   Tax effects                                                                                 41,563         41,563
                                                                                                        ------------
     Total comprehensive income                                                                              583,060

Cash dividends declared, $.14 per share                                        (500,082)                    (500,082)

Issued under dividend reinvestment program         19,716        197,405                                     197,405
Issued under stock option plan                      1,711         16,289                                      16,289
Issued under employee benefit plan                  3,002         32,303                                      32,303
Repurchase and retirement of shares                (1,157)       (13,016)                                    (13,016)
                                                ---------   ------------   ------------     ---------   ------------
Balance at March 31, 2002                       3,570,972   $ 22,337,891   $   (252,595)    $ 294,941   $ 22,380,237
                                                =========   ============   ============     =========   ============








                                                          See accompanying notes

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION




                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)



                                                                             For Three Months Ended
                                                                                    March 31,
                                                                              2002             2001
                                                                              ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                           $    663,744    $    762,532
    Adjustments to reconcile net income to net
      cash from operating activities
          Provision for loan losses                                           120,000          90,000
          Net gains on loan sales                                             (55,693)        (73,786)
          Originations of loans held for sale                              (2,296,210)     (4,000,298)
          Proceeds from sales of loans held for sale                        2,351,902       4,074,084
          Gain on sales of securities available for sale                      (23,397)        (94,484)
          Depreciation, amortization and accretion                            130,513         128,742
          Net change in accrued interest receivable and other assets        1,333,261         153,110
          Net change in accrued expenses and other liabilities                171,615          (1,908)
                                                                         ------------    ------------
               Net cash from operating activities                           2,395,735       1,037,992

CASH FLOWS FROM INVESTING ACTIVITIES
          Purchases of securities available for sale                         (527,220)     (2,767,962)
          Proceeds from maturities of securities available for sale         1,000,000       3,600,000
          Proceeds from sales of securities available for sale                    -         1,324,633
          Proceeds from maturities of securities held to maturity             912,900             -
          Net change in loans                                              (8,700,288)       (865,560)
          Purchases of premises and equipment, net                            (82,174)        (54,047)
                                                                         ------------    ------------
               Net cash from investing activities                          (7,396,782)      1,237,064

CASH FLOW FROM FINANCING ACTIVITIES
          Net change in deposits                                           (3,820,612)      6,811,348
          Net change in securities sold under agreements to repurchase        965,521         296,902
          Net change in U.S. Treasury demand notes                            779,919      (1,588,790)
          Proceeds from Federal Home Loan Bank advances                     2,000,000       9,000,000
          Repayment of Federal Home Loan Bank advances                     (1,801,321)    (10,490,524)
          Repurchase and retirement of shares of common stock                 (13,016)        (26,954)
          Dividends paid and fractional shares                               (496,323)       (465,804)
          Proceeds from sale of common stock                                  245,997         157,598
                                                                         ------------    ------------
               Net cash from financing activities                          (2,139,835)      3,693,776
                                                                         ------------    ------------

Net change in cash and cash equivalents                                    (7,140,882)      5,968,832

Cash and cash equivalents, at beginning of year                            14,347,325       7,462,021
                                                                         ------------    ------------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD                              $  7,206,443    $ 13,430,853
                                                                         ============    ============
Cash paid during the period for
          Interest                                                       $  1,380,840    $  2,065,567
          Federal income taxes                                                    -            50,000








                                                          See accompanying notes

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION



             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1-Summary of Significant Accounting Policies

Basic Presentation
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with Rule 10-01 of regulation S-X and the instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for complete presentation of financial statements. In management's opinion, the condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial condition of Commercial National Financial Corporation as of March 31, 2002 and December 31, 2001 and the results of its operations for the three months ending March 31, 2002 and March 31, 2001. The results for the three months ended March 31, 2002 are not necessarily indicative of the results expected for the full year.

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

Use of Estimates
To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided. Future results could differ. The allowance for loan losses and fair values of securities and other financial instruments are particularly subject to change.

Cash Flow Reporting
Cash and cash equivalents include cash on hand, demand deposits with other financial institutions and federal funds sold. Cash flows are reported net for customer loan and deposit transactions, securities sold under agreements to repurchase with original maturity of 90 days or less and U.S. Treasury demand notes.

Securities
Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with net unrealized holding gains and losses reported separately in other comprehensive income (loss), net of tax. Trading securities are bought principally for sale in the near term, and are reported at fair value with unrealized gains and losses included in earnings. Securities are written down to fair value when a decline in fair value is not temporary. CNFC did not classify any securities for trading at any time during 2002 or 2001.

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

Recent Accounting Pronouncements
Effective January 1, 2002, the Company adopted a new standard issued by the FASB on impairment and disposal of long-lived assets. The effect of this on the financial position and results of operations of the Company was not material.

A new accounting standard dealing with asset retirement obligations will apply for 2003. The company does not believe this standard will have a material affect on its financial position or results of operations.

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION



Note 2 - Earnings Per Share
A reconciliation of the numerators and denominators of the basic earnings per share and diluted earnings per share computations for the periods ended is presented below:


                                                                      For three months ended
                                                        MARCH 31, 2002                     MARCH 31, 2001
---------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE:
Net income available to common shareholders                $    663,744                      $     762,532

Weighted-average common shares outstanding for
    basic earnings per share                                  3,570,688                          3,505,595
----------------------------------------------------------------------------------------------------------

BASIC EARNINGS PER SHARE                                   $        .19                      $         .22
==========================================================================================================


DILUTED EARNINGS PER SHARE:
Net income available to common shareholders                $    663,744                      $     762,532

Weighted-average common shares outstanding for basic
    earnings per share                                        3,570,688                          3,505,595

Add:
Dilutive effect of assumed exercise of stock options             26,143                              9,667
----------------------------------------------------------------------------------------------------------

Weighted-average common and dilutive additional potential
    common shares outstanding                                 3,596,831                          3,515,262
==========================================================================================================

DILUTED EARNINGS PER SHARE                                 $        .18                      $         .22
==========================================================================================================



                    COMMERCIAL NATIONAL FINANCIAL CORPORATION




ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
Summary
Total assets at March 31, 2002 decreased to $217,013,000 from the $218,398,000 at December 31, 2001. Federal funds sold decreased $4,200,000. The Federal Funds sold balances were used to fund an $8,712,000 increase in gross loans compared to December 31, 2001.

Other assets decreased $1,335,000. One million of repossessed assets included in other assets were sold at book value during the quarter.

As a result of the low rate of return paid on certificates of deposits, customers continue to shift funds from certificates of deposit to savings and money market accounts. This accounts for majority of the $5,448,000 increase in balances in savings accounts. Management also elected to price network certificate of deposits less aggressively. As a result, balances in network certificate of deposits decreased from $12,054,000 at December 31, 2001 to $9,726,000 at March 31, 2002. This $2,328,000 decrease is reflected in the $3,258,000 overall decrease in certificates of deposit.

Liquidity
Management defines liquidity as the ability to fund appropriate levels of credit worthy loans, meet the immediate cash withdrawal requirements of depositors, and maintain access to sufficient resources to meet unexpected contingencies at a reasonable cost, with minimal losses.

The loan to deposit ratio at March 31, 2002 was 111.3% compared to 103.3% at December 31, 2001. Management believes that the combination of available FHLB advances, Federal funds lines of credit, the available for sale investment portfolio, and our ability to sell mortgage loans provides adequate short and medium term sources of liquidity. At a minimum the Bank has the following available to meet short-term liquidity needs: $8,550,000 in available FHLB advances and $9,000,000 in short term federal funds lines of credit with correspondent banks.

CNFC also needs cash to pay dividends to its shareholders. The primary source of cash is the dividends paid to CNFC by the Bank. Management believes that cash from operations is sufficient to supply the cash needed to continue paying a reasonable dividend. CNFC also has a $1,500,000 line of credit with a correspondent institution.

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION



Asset Quality
At March 31, 2002 CNFC has identified $4,116,000 of loans as non-performing. This compares to $462,000 at December 31, 2001. Approximately $3,234,000 in non-accrual loans are associated with several related borrowers. All of the $3,234,000 in non-accrual loans are considered impaired and the allowance for loan loss allocated to these loans is $0. In addition to the loans identified below as non-performing, management has identified $16,414,000 of loans at March 31, 2002 where the borrower is experiencing some financial difficulty. These loans are included on management reports commonly referred to as a Watch List. This compares to $11,900,000 included on the Watch List at December 31, 2001.




                                                       March 31, 2002           December 31, 2001
Total loans                                          $      176,724,960         $     168,012,689

Non-accrual loans                                    $        3,621,837         $         387,822
Accruing loans past due 90 days or more                         493,667                    74,664
-------------------------------------------------------------------------------------------------
     Total non-performing loans                      $        4,115,504         $         462,486

Repossessed assets and other real estate                              -                 1,000,000
-------------------------------------------------------------------------------------------------
     Total non-performing assets                     $        4,115,504         $       1,462,486
=================================================================================================

Total non-performing loans as a
     percentage of total loans                                     2.33%                      .28%
=================================================================================================

Allowance for loan loss as a percentage of
     non-performing loans                                         66.06%                   559.16%
=================================================================================================

Total non-performing assets as a percentage of
     total assets                                                  1.90%                      .67%
=================================================================================================

Allowance for Loan Loss
The allowance for loan losses was 1.54% of total loans at March 31, 2002 and 1.54% at December 31, 2001. Year to date net recoveries totaled $13,000. Year 2001 net charge-offs totaled $334,000. Approximately $390,000 relates to one business loan relationship. Excluding this charge-off, CNFC recorded net recoveries of $56,000 during 2001.

Management systematically evaluates the adequacy of the allowance such that the balance is commensurate with the performance of the loan portfolio, loan growth, general market conditions and other relevant factors. Included in the calculation of the appropriate level for the allowance for loan loss is the risk associated with approximately $16,389,000 of loans that management has identified as experiencing some financial difficulty and an increase in non-performing assets to $4,116,000. Also the loan portfolio has increased $8,712,000 or 5.19% in the first quarter of 2002. For these reasons, management elected to increase the provision to $120,000, which was $30,000 more than the amount expensed for the three months ended March 31, 2001.



                                 Three Months Ended        Year Ended       Three Months Ended
                                   March 31, 2002       December 31, 2001      March 31, 2001
-----------------------------------------------------------------------------------------------
Beginning balance                  $    2,586,025      $       2,545,363      $      2,545,363

Loan charge-offs                           (7,997)              (415,904)               (5,701)
Loan recoveries                            20,796                 81,566                12,410
----------------------------------------------------------------------------------------------
Net loan recoveries/(charge-offs)          12,799               (334,338)                6,709
Provision for loan losses                 120,000                375,000                90,000
----------------------------------------------------------------------------------------------
Ending balance                     $    2,718,824      $       2,586,025      $      2,642,072
==============================================================================================

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION



Capital Resources
CNFC's capital ratios continue to exceed regulatory guidelines for a "well capitalized" institution. It is management's intent to maintain capital ratios in excess of the minimum required to be well capitalized. A summary of CNFC's capital ratios follows:

                                                                                   Minimum Required to be
                                                                                   Well Capitalized Under
                                                                                  Prompt Corrective Action
                                            March 31, 2002     December 31, 2001         Regulations
---------------------------------------------------------------------------------------------------------
Total capital to risk weighted assets            14.2%                 14.4%                10.0%
Tier 1 capital to risk weighted assets           12.9%                 13.1%                 6.0%
Tier 1 capital to average assets                 10.1%                  9.7%                 5.0%


RESULTS OF OPERATIONS
Summary
Net income for the quarter ended March 31, 2002 was $664,000, a decrease of $99,000, or 13.0% compared to the same period in 2001. A $97,000 or 23.7% decrease in noninterest income, generated by reductions in receivable financing fees, security sales and loan sales offset by an increase in insurance commissions due to the BOLI, are the primary contributing factors to the decrease in net income. CNFC's net interest income decreased by $38,000, primarily as a result of a decrease in margin during the quarter. Non-interest expense for the quarter increased $7,000 or .48% compared to the same period in 2001.


Net Interest Income
The following table illustrates the effect that changes in rates and balances of interest-earning assets and interest-bearing liabilities had on tax-equivalent net interest income for the three months ending March 31, 2002 and 2001.



                                    Three Months Ending March 31,
                                       2002             2001
                                       ----             ----
Interest Income (tax equivalent)    $  3,639,262    $  4,408,525
Interest Expense                       1,330,261       2,009,445
                                    ------------    ------------
Net Interest Income                 $  2,309,001    $  2,399,080
                                    ============    ============

Average Balances
Interest-earning Assets             $207,572,386    $209,374,136
Interest-bearing Liabilities         176,770,888     177,649,442
                                    ------------    ------------
Net Differential                    $ 30,801,498    $ 31,724,694
                                    ============    ============

Average Yields/Rates (annualized)
Yield on Earning Assets                     7.11%           8.54%
Rate Paid on Liabilities                    3.05%           4.59%
                                    ------------    ------------

Interest Spread                             4.06%           3.95%
                                    ============    ============

Net Interest Margin                         4.51%           4.65%
                                    ============    ============

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION




The change in tax equivalent net interest income is attributable to the following:

                                               Three Months Ending
                                                  March 31, 2002
                                         Balance       Rate       Inc/(Dec)
Interest Earning Assets                 $ (92,557)   $(676,706)   $(769,263)
Interest Bearing Liabilities              (77,818)    (601,366)    (679,184)
                                        ---------    ---------    ---------
Net Interest Income                     $ (14,739)   $ (75,340)   $ (90,079)
                                        =========    =========    =========


The $90,000 decrease in tax-equivalent net interest income for the three months ending March 31, 2002 resulted from a decrease in margin and a $923,000 decrease in net earning assets. Net interest margin for the three months ending March 31, 2002 decreased to 4.51% compared to 4.65% for the three months ending March 31, 2001.

In response to the September 11th attacks and a slowing national economy, the Federal Reserve Open Market Committee lowered the discount rate 475 basis points during 2001. These decreases in the discount rate result in an almost immediate decrease in the Bank's prime lending rate.

The interest rate on a significant portion of the Bank's commercial loan portfolio is tied to the prime-lending rate. As the Bank adjusts its prime lending rate accordingly, the Bank experiences an almost immediate decrease in net interest income. In response, management has lowered retail deposit rates, however, it is unable to lower the cost of retail deposits as quickly and to the same extent as the Federal Reserve has lowered the federal funds target rate. In addition, many customers are refinancing higher yielding, fixed rate, long-term loans at lower rates. The combination of these factors has resulted in a decrease in margin from 4.65% for the three months ended March 31, 2001 to 4.51% for the same period in 2002.

Noninterest Income
Noninterest income for the three months ending March 31, 2002 was $313,000. This represents a $97,000 or 23.7% decrease over the same period in 2001.

Net gain on loan sales decreased from $74,000 to $56,000. Residential real estate interest rates were historically low during the fourth quarter of 2001. As a result, the Bank experienced significant refinancing activity. Current interest rates are higher than those experienced in the fourth quarter of 2001.

Receivable financing decreased from $87,000 to $37,000 as the result of lower volume of receivables financed with fewer customers.

In 2001, CNFC elected to liquidate several investments held as available for sale by the holding company. This resulted in $94,000 in securities gains in 2001. In 2002 the Bank had a gain of $23,000 resulting from municipal securities called at a premium.

The $44,000 increase in other income reflects the income recorded on the Bank's investment in bank owned life insurance (BOLI).

Noninterest Expense
Noninterest expense for the three months ending March 31, 2002 totaled $1,463,000. This represents a $7,000 or .48% increase over the same period in 2001.

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION


Salary and benefit expense for the three months ending March 31, 2002 totaled $820,000 compared to $806,000 for the same period in 2001, an increase of $14,000 or 1.7%. The increase reflects normal salary increases, combined with a double-digit increase in the cost of medical insurance. Bank staffing levels have not significantly changed compared to the same period in 2001.

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION



ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset liability management involves developing, implementing and monitoring strategies to maintain sufficient liquidity, maximize net interest income and minimize the impact that significant fluctuations in market interest rates would have on earnings. Commercial's Asset/Liability Committee (ALCO) is responsible for managing this process.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commercial's primary market risk exposure is interest rate risk and, to a lesser extent, liquidity risk. Commercial's transactions are denominated in U.S. dollars with no specific foreign exchange exposure. Also, Commercial has a limited exposure to commodity prices related to agricultural loans. Any impacts that changes in foreign exchange rate and commodity prices would have on interest rates are assumed to be insignificant.

Interest rate risk (IRR) is the exposure of a banking organization's financial condition to adverse movements in interest rates. Accepting this risk can be an important source of profitability and stockholder value; however, excessive levels of IRR could pose a significant threat to earnings and capital. Accordingly, effective risk management that maintains IRR at prudent levels is essential to Commercial's safety and soundness.

Evaluating exposure to changes in interest rates includes assessing both the adequacy of management's process used to control IRR and the organization's quantitative level of exposure. When assessing the IRR management process, Commercial seeks to ensure that appropriate policies, procedures, management information systems and internal controls are in place to maintain IRR at prudent levels with consistency and continuity. Evaluating the quantitative level of IRR exposure requires the assessment of existing and potential future effects of changes in interest rates on its consolidated financial condition, including capital adequacy, earnings, liquidity, and, where appropriate, asset quality.

Commercial derives the majority of income from the excess of interest collected over interest paid. The rates of interest earned on its assets and owed on its liabilities generally are established contractually for a period of time. Since market interest rates change over time, Commercial is exposed to lower profit margins (or losses) if it cannot adapt to interest rate changes.

For example, assume that an institution's assets carry long-term fixed rates and that those assets are funded with short-term liabilities. If market interest rates rise by the time the short-term liabilities must be refinanced, the increase in the institution's interest expense may exceed the interest earned on its long-term assets. Accordingly, an institution's profits could decrease.

Commercial is also subject to repayment risk when interest rates fall. For example, mortgage loans and other financial assets may be prepaid by a debtor so that the debtor may refinance their obligations at new, lower rates. Prepayments of assets carrying higher rates reduces interest income and overall asset yields.

Several ways an institution can manage IRR include: selling existing assets or repaying certain liabilities; matching repricing periods for new assets and liabilities, for example, by shortening terms of new loans or investments and hedging existing assets, liabilities, or anticipated transactions. An institution might also invest in more complex financial instruments intended to hedge or otherwise change IRR. Interest rate swaps, futures contracts, options on futures, and other such derivative financial instruments are often used for this purpose. Because these instruments are sensitive to interest rate changes, they require management's expertise to be effective. Commercial has not purchased derivative financial instruments in the past and does not presently intend to purchase such instruments.

ALCO uses various techniques to monitor IRR. Commercial's primary tool in measuring interest rate risk is to perform a simulation analysis. This analysis forecasts the effect of various interest rate changes on the balance sheet, economic value of equity, net interest income and net income.

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION


ALCO monitors the effect on the balance sheet and income statement of various interest rate scenarios. One common scenario performed by ALCO is to "shock" the balance sheet by assuming that Commercial has just experienced an immediate and parallel shift in the yield curve up or down 200 basis points. These results are recorded and compared to previous results. Management performs this calculation quarterly.

The results of this calculation combined with a review of market interest rates, economic conditions, loan demand, local deposit interest rates and other factors, allows ALCO to structure the balance sheet with the goal of maximizing net interest income and minimizing interest rate risk. ALCO applies the percentage change anticipated in net interest income to the net interest income actually earned to determine if the change is within acceptable limits. ALCO has concluded from these results that Commercial has an acceptable level of interest rate risk.



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


                         Commercial National Financial Corporation
                                          (Registrant)

Date: May 3, 2002        /s/ JEFFREY S. BARKER
                         -------------------------------------
                         Jeffrey S. Barker
                         President and Chief Executive Officer

                         /s/ PATRICK G. DUFFY
                         --------------------------------------
                         Patrick G. Duffy
                         Executive Vice President and Chief Financial
                         Officer