Form 10-Q
period 2002-06-30
COMMERCIAL NATIONAL FINANCIAL CORP /MI
filed 2002-08-14
CIK 828535

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

            X Quarterly Report Pursuant to Section 13 or 15(d) of the
           ---
                       Securities and Exchange Act of 1934

                For the quarterly period ended June 30, 2002, or

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

YES        X                                         NO
     --------------                                       --------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class                                         Outstanding at July 31, 2002
   -----                                         ----------------------------
Common Stock                                              3,596,009
No Par Value

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION




                                      INDEX

PART I                                         FINANCIAL INFORMATION
------                                         ---------------------
Item 1.             Financial Statements

                    Consolidated Balance Sheets as of June 30, 2002 (unaudited) and December 31, 2001       (Page 3)

                    Consolidated Statements of Income and Other Comprehensive
                    Income (unaudited) for the three and six months
                    ended June 30, 2002 and June 30, 2001                                                   (Page 4)

                    Consolidated Statements of Changes in Shareholders' Equity
                    (unaudited) for the six months ended June 30, 2002
                    and June 30, 2001                                                                       (Page 5)

                    Consolidated Statements of Cash Flows (unaudited) for the six months ended              (Page 6)
                    June 30, 2002 and June 30, 2001

                    Notes to Consolidated Financial Statements (unaudited)                                  (Page 7-10)

Item 2.             Management's Discussion and Analysis of Financial Condition and Results of Operations   (Page 11-15)

Item 3.             Quantitative and Qualitative Disclosures about Market Risk                              (Page 16-17)


PART II                                          OTHER INFORMATION
-------                                          -----------------

Item 4.             Submission of Matters to A Vote of Security Holders                                     (Page 19)

Item 6.             Exhibits and Reports on Form 8-K                                                        (Page 21-22)

SIGNATURES                                                                                                  (Page 20)


                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                                                 June 30,              December 31,
                                                                                                   2002                    2001
                                                                                                   ----                    ----
                                                                                                (Unaudited)
ASSETS
Cash and due from banks                                                                        $   4,439,736          $   7,282,523
Federal funds sold                                                                                 5,000,000              5,000,000
Other interest bearing deposits                                                                    1,542,933              2,064,802
                                                                                               -------------          -------------
       Total cash and cash equivalents                                                            10,982,669             14,347,325
Securities available for sale                                                                     19,030,230             20,471,202
Securities held to maturity (fair value $  5,171,154  -
    June 30, 2002; $7,730,608 - December 31, 2001)                                                 4,939,276              7,496,656
Federal Home Loan Bank stock, at cost                                                              1,391,300              1,391,300
Gross loans receivable                                                                           181,310,538            168,012,689
Allowance for loan losses                                                                         (2,896,993)            (2,586,025)
                                                                                               -------------          -------------
   Net loans receivable                                                                          178,413,545            165,426,664
Bank owned life insurance                                                                          3,140,376              3,050,296
Premises and equipment, net                                                                        2,782,647              2,599,704
Accrued interest receivable and other assets                                                       2,167,155              3,614,733
                                                                                               -------------          -------------

       Total assets                                                                            $ 222,847,198          $ 218,397,880
                                                                                               =============          =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
       Deposits
              Noninterest-bearing demand                                                       $  18,548,814          $  22,199,334
              Interest-bearing demand                                                             26,896,098             29,033,317
              Savings                                                                             56,910,538             50,116,477
              Time                                                                                58,673,943             61,229,483
                                                                                               -------------          -------------
                    Total deposits                                                               161,029,393            162,578,611
       Securities sold under agreements to repurchase                                             10,226,048              6,237,585
       Other short-term borrowings                                                                   568,284                136,549
       Federal Home Loan Bank advances                                                            26,882,556             26,092,551
       Accrued expenses and other liabilities                                                      1,256,098              1,288,306
                                                                                               -------------          -------------
              Total liabilities                                                                  199,962,379            196,333,602

Shareholders' equity
       Common stock and paid-in-capital, no par value:  5,000,000 shares authorized; shares issued and outstanding
         June 30, 2002 - 3,594,929 and December 31,
         2001 - 3,547,700                                                                         22,546,647             22,104,910
       Accumulated deficit                                                                           (78,259)              (416,257)
       Accumulated other comprehensive income, net of tax                                            416,431                375,625
                                                                                               -------------          -------------
              Total shareholders' equity                                                          22,884,819             22,064,278
                                                                                               -------------          -------------

                    Total liabilities and shareholders' equity                                 $ 222,847,198          $ 218,397,880
                                                                                               =============          =============

                                                          See accompanying notes

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION


  CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (Unaudited)

                                                                                For Three Months              For Six Months
                                                                                  Ended June 30,              Ended June 30,
                                                                              2002           2001           2002          2001
                                                                              ----           ----           ----          ----
Interest and dividend income
    Loans, including fees                                                 $ 3,185,954    $ 3,672,834    $ 6,303,430   $ 7,453,036
    Taxable securities                                                        203,522        211,834        412,468       435,628
    Nontaxable securities                                                     118,375        136,329        249,092       276,230
    Federal funds sold                                                         11,492         59,478         40,572       111,477
    Federal Home Loan Bank stock dividends                                     21,679         26,883         42,263        54,328
    Interest on other deposits                                                  3,447          5,972          8,576        12,187
                                                                          -----------    -----------    -----------   -----------
        Total interest and dividend income                                  3,544,469      4,113,330      7,056,401     8,342,886

Interest expense
    Deposits                                                                  862,783      1,417,776      1,775,738     2,928,015
    Securities sold under agreements to repurchase                             37,755         83,184         68,914       186,213
    Federal Home Loan Bank advances                                           378,072        342,861        762,015       729,335
    Other                                                                       1,103          5,233          3,307        14,936
                                                                          -----------    -----------    -----------   -----------
        Total interest expense                                              1,279,713      1,849,054      2,609,974     3,858,499

Net interest income                                                         2,264,756      2,264,276      4,446,427     4,484,387

Provision for loan losses                                                     167,000         90,000        287,000       180,000
                                                                          -----------    -----------    -----------   -----------
Net interest income after provision for loan losses                         2,097,756      2,174,276      4,159,427     4,304,387

Noninterest income
    Service charges and fees                                                  118,120        113,512        224,932       222,652
    Net gains on loan sales                                                    38,179        115,517         93,872       189,303
    Receivable financing fees                                                  46,647         70,950         83,738       157,629
    Security gains                                                              4,168         62,399         27,565       156,883
    Other                                                                     113,260         61,945        203,763       108,700
                                                                          -----------    -----------    -----------   -----------
        Total noninterest income                                              320,374        424,323        633,870       835,167

Noninterest expense
    Salaries and employee benefits                                            805,584        787,419      1,625,715     1,593,814
    Occupancy and equipment                                                   223,574        242,234        445,715       492,193
    FDIC insurance                                                              8,178          7,314         16,413        14,868
    Printing, postage and supplies                                             65,064         68,107        138,837       142,799
    Professional and outside services                                          90,154         91,872        194,361       190,275
    Other                                                                     256,818        239,328        491,654       458,248
                                                                          -----------    -----------    -----------   -----------
        Total noninterest expense                                           1,449,372      1,436,274      2,912,695     2,892,197
                                                                          -----------    -----------    -----------   -----------
Income before income tax expense                                              968,758      1,162,325      1,880,602     2,247,357
Income tax expense                                                            291,200        352,500        539,300       675,000
                                                                          -----------    -----------    -----------   -----------
Net income                                                                $   677,558    $   809,825    $ 1,341,302   $ 1,572,357
                                                                          ===========    ===========    ===========   ===========
Net change in unrealized gains/(losses) on securities available for sale  $   188,243    $    85,926    $    89,392   $   379,049
Reclassification adjustment for (gains) recognized in income                   (4,168)       (62,399)       (27,565)     (156,883)
Tax effects                                                                   (62,586)        (7,999)       (21,021)      (75,536)
                                                                          -----------    -----------    -----------   -----------
Total Comprehensive Income                                                $   799,047    $   825,353    $ 1,382,108   $ 1,718,987
                                                                          ===========    ===========    ===========   ===========

Per share information
    Basic earnings                                                        $      0.19    $      0.23    $      0.37   $      0.45
    Diluted earnings                                                      $      0.19    $      0.23    $      0.37   $      0.45
    Dividends declared                                                    $      0.14    $      0.13    $      0.28   $      0.26

                                                          See accompanying notes

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY Six Months ended June 30, 2002 and June 30, 2001 (Unaudited)

                                                                                                Accumulated
                                                  Shares            Common                         Other
                                                  Issued           Stock and                   Comprehensive      Total
                                                    and             Paid in      Accumulated   Income/(Loss),  Shareholders'
                                                Outstanding         Capital        Deficit       Net of Tax       Equity
-----------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2001                       3,493,586       $ 21,617,080    $ (1,714,089)   $  207,091    $ 20,110,082

Comprehensive income:
   Net income                                                                       1,572,357                     1,572,357
   Net change in unrealized gains/(losses) on
     securities available for sale                                                                  379,049         379,049
   Reclassification adjustment for gains
      recognized in income                                                                         (156,883)       (156,883)
   Tax effects                                                                                      (75,536)        (75,536)
                                                                                                               ------------
     Total comprehensive income                                                                                   1,718,987

Cash dividends declared, $.26 per share                                              (937,006)                     (937,006)

Issued under dividend reinvestment program          29,412            290,797                                       290,797
Issued under stock option plan                         450              3,227                                         3,227
Issued under employee benefit plan                   2,332             21,167                                        21,167
Repurchase and retirement of shares                 (8,610)           (80,066)                                      (80,066)
                                                ----------       ------------    ------------    ----------    ------------
Balance at June 30, 2001                         3,517,170       $ 21,852,205    $ (1,078,738)   $  353,721    $ 21,127,188
                                                ==========       ============    ============    ==========    ============

=============================================================================================================================

Balance at January 1, 2002                       3,547,700       $ 22,104,910    $   (416,257)   $  375,625    $ 22,064,278
Comprehensive income:
   Net income                                                                       1,341,302                     1,341,302
   Net change in unrealized gains/(losses) on
     securities available for sale                                                                   89,392          89,392
   Reclassification adjustment for gains
     recognized in income                                                                           (27,565)        (27,565)
   Tax effects                                                                                      (21,021)        (21,021)
                                                                                                               ------------
     Total comprehensive income                                                                                   1,382,108

Cash dividends declared, $.28 per share                                            (1,003,304)                   (1,003,304)

Issued under dividend reinvestment program          41,277            406,127                                       406,127
Issued under stock option plan                       6,609             47,690                                        47,690
Issued under employee benefit plan                   3,695             39,713                                        39,713
Repurchase and retirement of shares                 (4,352)           (51,793)                                      (51,793)
                                                ----------       ------------    ------------    ----------    ------------
Balance at June 30, 2002                         3,594,929       $ 22,546,647    $    (78,259)   $  416,431    $ 22,884,819
                                                ==========       ============    ============    ==========    ============

                                                          See accompanying notes

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                 For Six Months Ended
                                                                                       June 30,
                                                                                2002             2001
                                                                                ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                             $  1,341,302      $  1,572,357
    Adjustments to reconcile net income to net
      cash from operating activities
          Provision for loan losses                                             287,000           180,000
          Net gains on loan sales                                               (93,872)         (189,303)
          Originations of loans held for sale                                (4,401,919)      (11,893,950)
          Proceeds from sales of loans held for sale                          4,495,791        12,083,253
          Gain on sales of securities available for sale                        (27,565)         (156,883)
          Depreciation, amortization and accretion                              252,216           252,598
          Net change in accrued interest receivable and other assets          1,336,476           208,292
          Net change in accrued expenses and other liabilities                  (39,105)         (529,380)
                                                                           ------------      ------------
               Net cash from operating activities                             3,150,324         1,526,984

CASH FLOWS FROM INVESTING ACTIVITIES
          Purchases of securities available for sale                         (1,533,829)       (7,127,556)
          Proceeds from maturities of securities available for sale           3,000,000         5,600,000
          Proceeds from sales of securities available for sale                       --         2,429,442
          Proceeds from maturities of securities held to maturity             2,578,900           975,000
          Net change in loans                                               (13,275,506)       10,506,909
          Purchases of premises and equipment, net                             (390,860)         (103,121)
                                                                           ------------      ------------
               Net cash from investing activities                            (9,621,295)       12,280,674

CASH FLOW FROM FINANCING ACTIVITIES
          Net change in deposits                                             (1,549,218)       (1,941,486)
          Net change in securities sold under agreements to repurchase        3,988,463           665,392
          Net change in U.S. Treasury demand notes                              431,735          (344,226)
          Proceeds from Federal Home Loan Bank advances                       5,000,000        13,000,000
          Repayment of Federal Home Loan Bank advances                       (4,209,995)      (17,230,031)
          Repurchase and retirement of shares of common stock                   (51,793)          (80,066)
          Dividends paid and fractional shares                                 (996,407)         (933,305)
          Proceeds from sale of common stock                                    493,530           315,191
                                                                           ------------      ------------
               Net cash from financing activities                             3,106,315        (6,548,531)
                                                                           ------------      ------------

Net change in cash and cash equivalents                                      (3,364,656)        7,259,127

Cash and cash equivalents, at beginning of year                              14,347,325         7,462,021
                                                                           ------------      ------------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                $ 10,982,669      $ 14,721,148
                                                                           ============      ============
Cash paid during the period for
          Interest                                                         $  2,676,056      $  3,981,266
          Federal income taxes                                                  610,000           774,999


                                                          See accompanying notes

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1-Summary of Significant Accounting Policies

Basic Presentation
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with Rule 10-01 of regulation S-X and the instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for complete presentation of financial statements. In management's opinion, the condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial condition of Commercial National Financial Corporation as of June 30, 2002 and December 31, 2001 and the results of its operations for the three and six months ending June 30, 2002 and June 30, 2001. The results for the three and six months ended June 30, 2002 are not necessarily indicative of the results expected for the full year.

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

Recent Accounting Pronouncements
Effective January 1, 2002, CNFC adopted a new standard issued by the FASB on impairment and disposal of long-lived assets. The effect of this on the financial position and results of operations of the CNFC was not material.

A new accounting standard dealing with asset retirement obligations will apply for 2003. The CNFC does not believe this standard will have a material affect on its financial position or results of operations.

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION


Note 2 - Earnings Per Share

A reconciliation of the numerators and denominators of the basic earnings per share and diluted earnings per share computations for the periods ended is presented below:

                                                               For three months ended               For six months ended
                                                          JUNE 30, 2002      JUNE 30, 2001     JUNE 30, 2002     JUNE 30,2001
------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE:
Net income available to common shareholders               $     677,558     $      809,825     $   1,341,302     $   1,572,357

Weighted-average common shares outstanding for
    basic earnings per share                                  3,588,118          3,515,302         3,588,118         3,515,302
------------------------------------------------------------------------------------------------------------------------------

BASIC EARNINGS PER SHARE                                  $         .19     $          .23     $         .37     $         .45
==============================================================================================================================


DILUTED EARNINGS PER SHARE:
Net income available to common shareholders               $     677,558     $      809,825     $   1,341,302     $   1,572,357

Weighted-average common shares outstanding for basic
    earnings per share                                        3,588,118          3,515,302         3,588,118         3,515,302

Add:
Dilutive effect of assumed exercise of stock options             36,806              9,127            36,806             9,127
------------------------------------------------------------------------------------------------------------------------------

Weighted-average common and dilutive additional potential
    common shares outstanding                                 3,624,924          3,524,429         3,624,924         3,524,429
==============================================================================================================================

DILUTED EARNINGS PER SHARE                                $         .19     $          .23     $         .37     $         .45
==============================================================================================================================

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION


ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
Summary
Total assets at June 30, 2002 increased to $222,847,000 from the $218,398,000 at December 31, 2001. Loan totals increased $13,298,000 or 7.9% compared to December 31, 2001. The increase in loans is a result of increased in residential real estate balances and commercial loan balances. Funding for the loan growth came primarily from two sources: maturing securities held to maturity and a $3,988,000 increase in repurchase agreements. Other assets decreased $1,335,000. One million of repossessed assets included in other assets were sold at book value during the first quarter.

Deposit decreased $1,549,000 as compared to December 31, 2001. The Bank continues to experience a shift of certificate of deposit money into short-term savings products. In particular, the Bank offers a high rate money market account that has been popular with customers seeking safety and liquidity. It continues to be difficult to attract long-term certificate of deposits without offering excessively high interest rates.

The Bank is constructing a new office located in Greenville Michigan. As a result, premises and equipment will continue to increase. Management anticipates that this office will be fully operational in the fourth quarter of 2002.

Liquidity
Management defines liquidity as the ability to fund appropriate levels of credit worthy loans, meet the immediate cash withdrawal requirements of depositors, and maintain access to sufficient resources to meet unexpected contingencies at a reasonable cost, with minimal losses.

The loan to deposit ratio at June 30, 2002 was 112.6% compared to 103.3% at December 31, 2001. Management believes that the combination of available FHLB advances, Federal funds lines of credit, the available for sale investment portfolio, and our ability to sell mortgage loans provides adequate short and medium term sources of liquidity. At a minimum the Bank has the following available to meet short-term liquidity needs: $9,319,000 in available FHLB advances and $9,000,000 in short term federal funds lines of credit with correspondent banks.

CNFC also needs cash to pay dividends to its shareholders. The primary source of cash is the dividends paid to CNFC by the Bank. Management believes that cash from operations is sufficient to supply the cash needed to continue paying a reasonable dividend. CNFC also has a $1,500,000 line of credit with a correspondent institution.

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION


Asset Quality
At June 30, 2002 CNFC has identified $7,201,000 of loans as non-performing. This compares to $462,000 at December 31, 2001. The $7,201,000 in non-accrual loans represents three business relationships and their related entities. All non-accrual loans are considered impaired and the allowance for loan loss allocated to these loans is $2,180,872. Excluding these non-performing loans, the Bank had only $287,000 in loans past due greater than 30 days at June 30, 2002.

                                                        June 30, 2002           December 31, 2001
Total loans                                          $      181,310,538         $     168,012,689

Non-accrual loans                                    $        7,200,911         $         387,822
Accruing loans past due 90 days or more                               -                    74,664
-------------------------------------------------------------------------------------------------
     Total non-performing loans                               7,200,911                   462,486

Repossessed assets and other real estate                              -                 1,000,000
-------------------------------------------------------------------------------------------------
     Total non-performing assets                     $        7,200,911         $       1,462,486
=================================================================================================

Total non-performing loans as a
     percentage of total loans                                     3.97%                      .28%
==================================================================================================

Allowance for loan loss as a percentage of
     non-performing loans                                         40.23%                   559.16%
==================================================================================================

Total non-performing assets as a percentage of
     total assets                                                  3.23%                      .67%
==================================================================================================

Allowance for Loan Loss
The allowance for loan losses was 1.60% of total loans at June 30, 2002 and 1.54% at December 31, 2001. Year to date net recoveries totaled $24,000. Year 2001 net charge-offs totaled $334,000. Approximately $390,000 relates to one business loan relationship. Excluding this charge-off, CNFC recorded net recoveries of $56,000 during 2001.

Management systematically evaluates the adequacy of the allowance such that the balance is commensurate with the performance of the loan portfolio, loan growth, general market conditions and other relevant factors. The loan portfolio has increased $13,298,000 or 7.91% year to date primarily caused by an increase in business lending. Business lending is inherently riskier than consumer or residential real estate. In addition, loan quality has decreased as evidenced by the increase in non-performing assets. For these reasons, management increased the quarterly provision to $167,000, which was $77,000 more than the amount expensed for the three months ended June 30, 2001. Year to date management has increased the provision from $180,000 to $287,000.

                                 Six Months Ended         Year Ended         Six Months Ended
                                  June 30, 2002        December 31, 2001       June 30, 2001
----------------------------------------------------------------------------------------------
Beginning balance                  $    2,586,025      $       2,545,363      $      2,545,363

Loan charge-offs                          (11,222)              (415,904)               (8,894)
Loan recoveries                            35,190                 81,566                56,899
----------------------------------------------------------------------------------------------
Net loan recoveries/(charge-offs)          23,968               (334,338)               48,005
Provision for loan losses                 287,000                375,000               180,000
----------------------------------------------------------------------------------------------
Ending balance                     $    2,896,993      $       2,586,025      $      2,773,368
==============================================================================================

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION


Capital Resources
CNFC's capital ratios continue to exceed regulatory guidelines for a "well capitalized" institution. It is management's intent to maintain capital ratios in excess of the minimum required to be well capitalized. A summary of CNFC's capital ratios follows:

                                                                                   Minimum Required to be
                                                                                   Well Capitalized Under
                                                                                  Prompt Corrective Action
                                             June 30, 2002     December 31, 2001         Regulations
---------------------------------------------------------------------------------------------------------
Total capital to risk weighted assets            14.1%                 14.4%                10.0%
Tier 1 capital to risk weighted assets           12.9%                 13.1%                 6.0%
Tier 1 capital to average assets                 10.2%                  9.7%                 5.0%

RESULTS OF OPERATIONS
Summary
Net income for the quarter ended June 30, 2002 was $799,000, a decrease of $26,000, or 3.2% compared to the same period in 2001. Management increased the provision for loan losses by $77,000 compared to the same period in 2001. A $104,000 or 24.5% decrease in noninterest income also contributed to the decrease in net income. CNFC's net interest income remained virtually unchanged. Non-interest expense for the quarter increased $13,000 or .91% compared to the same period in 2001. Return on average equity decreased from 15.30% to 11.68%.

Net income for the six months ending June 30, 2002 was $1,382,108 compared to $1,718,987 for the same period in 2001. The causes of the decreased net income are similar to those described for the three months ending June 30, 2002. As a result of lower net income and an increased equity base, return on average equity decreased from 15.19% to 11.98%.

Net Interest Income
The following table illustrates the effect that changes in rates and balances of interest-earning assets and interest-bearing liabilities had on tax-equivalent net interest income for the three and six months ending June 30, 2002 and 2001.

                                        Three Months Ending June 30,         Six Months Ending June 30,
                                          2002               2001              2002              2001
                                          ----               ----              ----              ----
Interest Income (tax equivalent)      $  3,677,418      $  4,273,196      $  7,316,630      $  8,681,738
Interest Expense                         1,279,713         1,849,054         2,609,974         3,858,499
                                      ------------      ------------      ------------      ------------
Net Interest Income                   $  2,397,705      $  2,424,142      $  4,706,656      $  4,823,239
                                      ============      ============      ============      ============

Average Balances
Interest-earning Assets               $210,289,753      $206,343,557      $208,938,575      $207,850,476
Interest-bearing Liabilities           178,026,591       173,428,527       177,402,209       175,471,247
                                      ------------      ------------      ------------      ------------
Net Differential                      $ 32,263,162      $ 32,915,030      $ 31,536,366      $ 32,379,229
                                      ============      ============      ============      ============

Average Yields/Rates (annualized)
Yield on Earning Assets                       7.01%             8.31%             7.06%             8.42%
Rate Paid on Liabilities                      2.88%             4.28%             2.97%             4.43%
                                      ------------      ------------      ------------      ------------

Interest Spread                               4.13%             4.03%             4.09%             3.99%
                                      ============      ============      ============      ============

Net Interest Margin                           4.57%             4.71%             4.54%             4.68%
                                      ============      ============      ============      ============

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION


The change in tax equivalent net interest income is attributable to the following:

                                               Three Months Ending                                 Six Months Ending
                                                  June 30, 2002                                      June 30, 2002
                                    Balance           Rate          Inc/(Dec)         Balance            Rate          Inc/(Dec)
                                    -------           ----          ---------         -------            ----          ---------
Interest Earning Assets          $   107,397      $  (703,175)     $  (595,778)     $    18,396      $(1,383,504)     $(1,365,108)
Interest Bearing Liabilities          (9,721)        (559,620)        (569,341)         (85,906)      (1,162,619)      (1,248,525)
                                 -----------      -----------      -----------      -----------      -----------      -----------
Net Interest Income              $   117,118      $  (143,555)     $   (26,437)     $   104,302      $  (220,885)     $  (116,583)
                                 ===========      ===========      ===========      ===========      ===========      ===========

The $26,000 decrease in tax-equivalent net interest income for the three months ending June 30, 2002 resulted from a 14 basis point decrease in margin offset by an increase in average earning assets.

In response to the September 11th attacks and a slowing national economy, the Federal Reserve Open Market Committee lowered the discount rate 475 basis points during 2001. These decreases in the discount rate result in an almost immediate decrease in the Bank's prime lending rate.

The interest rate on a significant portion of the Bank's commercial loan portfolio is tied to the prime-lending rate. As the Bank adjusts its prime lending rate, the Bank experiences an almost immediate decrease in net interest income. In response, management has lowered retail deposit rates, however, it is unable to lower the cost of retail deposits as quickly and to the same extent as the Federal Reserve has lowered the federal funds target rate. Also, management has elected, over time, to fund loans with FHLB amortizing advances, generally for periods of 5 to 7 years. The amortizing advances are used to offset future interest rate risk in a rising rate environment. The cost of FHLB advances has not decreased as quickly as the general decrease in rates. The effect of these various items has resulted in a decrease in margin from 4.71% for the three months ended June 30, 2001 to 4.57% for the same period in 2002.

Margin for the six months ending June 30, 2002 decreased 14 basis points for similar reasons as discussed above.

Noninterest Income
Noninterest income for the three months ending June 30, 2002 was $320,000. This represents a $104,000 or 24.5% decrease over the same period in 2001.

Net gain on loan sales decreased from $116,000 to $38,000. Residential real estate interest rates were historically low during the fourth quarter of 2001. As a result, the Bank experienced significant refinancing activity. Though current residential mortgage loan rates remain historically low, current interest rates are higher than those experienced in the fourth quarter of 2001. Therefore, refinancing activity has decreased. The gains on loan sales are now primarily the result of lending money for the purchase of residential real estate.

Receivable financing decreased from $71,000 to $47,000 as the result of lower volume of receivables financed with fewer customers.

In 2001, CNFC elected to liquidate several investments held as available for sale by the holding company. This resulted in $62,000 in securities gains during the second quarter of 2001. During the second quarter of 2002 the Bank recorded a gain of $4,000 resulting from municipal securities called at a premium.

The majority of the $51,000 increase in other income reflects the income recorded on the Bank's investment in bank owned life insurance (BOLI).

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION


Non-interest income for the six months ending June 30, 2002 decreased $201,000 or 24.07%. The contributing factors to the decrease are similar to those discussed above.

Noninterest Expense
Noninterest expense for the three months ending June 30, 2002 totaled $1,449,000. This represents a $13,000 or .91% increase over the same period in 2001. Management has focused on controlling expense during the first six months of 2002. However, during the next six months, management anticipates that various expense categories will increase as the new Greenville office is completed and becomes operational.

Salary and benefit expense for the three months ending June 30, 2002 totaled $806,000 compared to $787,000 for the same period in 2001, an increase of $19,000 or 2.4%. Bank staffing levels have not significantly changed compared to the same period in 2001. During the third quarter of 2002, medical insurance policies expire. Anecdotal evidence suggests that CNFC can anticipate double digit increases as part of the renewal process. Also, staffing levels will increase in order to staff the new office located in Greenville.

Non-interest expense for the six months ending June 30, 2002 totaled $2,913,000, a $21,000 or .73% increase compared to the six months ending June 30, 2001. Factors affecting the increase are similar to those discussed above.

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

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

PART II.                        OTHER INFORMATION

Item 4   Submission of Matter to A Vote of Security Holders


Item 6   Exhibits and Reports on Form 8-K
         (a)      Exhibits:
                  99.1 Certification of Chief Executive Officer and Chief Financial Officer

         (b)      Report on Form 8-K
                  None filed during the quarter ending June 30, 2002

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION


ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

Commercial National Financial Corporation held its annual meeting of Shareholders on April 23, 2002. A total of 3,147,275 shares were represented in person or by proxy, or more than 88% of total shares outstanding.

Proposal: Shareholders elected ten Director nominees named in the Proxy
Statement.

Name                                For                       Against
---------------------------------------------------------------------
Richard F. Abbott                  3,143,766                      3,509
Jefferson P. Arnold                3,141,708                      5,567
Jeffrey S. Barker                  3,143,766                      3,509
Don J. Dewey                       3,141,232                      6,043
Patrick G. Duffy                   3,143,766                      3,509
David A. Ferguson                  3,143,766                      3,509
Paul B. Luneack                    3,143,766                      3,509
Kim C. Newson                      3,141,708                      5,567
Howard D. Poindexter               3,143,766                      3,509
Scott E. Sheldon                   3,137,116                     10,159

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


                                  Commercial National Financial Corporation
                                                 (Registrant)

Date: August 13, 2002             /s/ JEFFREY S. BARKER
                                  --------------------------------------
                                  Jeffrey S. Barker
                                  President and Chief Executive Officer

                                  /s/ PATRICK G. DUFFY
                                  --------------------------------------
                                  Patrick G. Duffy
                                  Executive Vice President and Chief Financial
                                  Officer

                                 EXHIBIT INDEX


Exhibit No.                       Description

  99.1                  Certification of Chief Executive Officer and Chief
                        Financial Officer