Form 10-Q
period 2002-09-30
COMMERCIAL NATIONAL FINANCIAL CORP /MI
filed 2002-11-15
CIK 828535

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

            X Quarterly Report Pursuant to Section 13 or 15(d) of the
                                        -
                       Securities and Exchange Act of 1934

              For the quarterly period ended September 30, 2002, or

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

YES           X                            NO
         ------------                               --------------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class                                        Outstanding at October 31, 2002
    -----                                        -------------------------------
 Common Stock                                               3,627,692
 No Par Value

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

                                      INDEX

PART I                                                FINANCIAL INFORMATION

Item 1.             Financial Statements

                    Consolidated Balance Sheets as of September 30, 2002
                    (unaudited) and December 31, 2001                                                       (Page 3)

                    Consolidated Statements of Income and Other Comprehensive
                    Income (unaudited) for the three and nine months
                    ended September 30, 2002 and September 30, 2001                                         (Page 4)

                    Consolidated Statements of Changes in Shareholders' Equity
                    (unaudited) for the nine months ended September 30,
                    2002 and September 30, 2001                                                             (Page 5)

                    Consolidated Statements of Cash Flows (unaudited) for the nine months ended             (Page 6)
                    September 30, 2002 and September 30, 2001

                    Notes to Consolidated Financial Statements (unaudited)                                  (Page 7-10)

Item 2.             Management's Discussion and Analysis of Financial Condition and Results of Operations   (Page 11-15)

Item 3.             Quantitative and Qualitative Disclosures about Market Risk                              (Page 16-17)



PART II                                               OTHER INFORMATION

Item 1.             Legal Proceedings                                                                       (Page 18)
Item 2.             Changes in Securities and Use of Proceeds                                               (Page 18)
Item 3.             Defaults Upon Senior Securities                                                         (Page 18)
Item 4.             Submission of Matter to A Vote of Security Holders                                      (Page 18)
Item 5.             Other Information                                                                       (Page 18)
Item 6.             Exhibits and Reports on Form 8-K                                                        (Page 18)



SIGNATURES                                                                                                  (Page 19)

Item 4.             Certifications                                                                          (Page 20-21)
                    Exhibit 99.1                                                                            (Page 22-24)

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

                            CONSOLIDATED BALANCE SHEETS

                                                                                               September 30,          December 31,
                                                                                                    2002                  2001
                                                                                                    ----                  ----
                                                                                                 (Unaudited)
ASSETS
Cash and due from banks                                                                         $   6,399,969         $   7,282,523
Federal funds sold                                                                                  4,100,000             5,000,000
Other interest bearing deposits                                                                     3,529,810             2,064,802
                                                                                                -------------         -------------
       Total cash and cash equivalents                                                             14,029,779            14,347,325
Securities available for sale                                                                      19,131,536            20,471,202
Securities held to maturity (fair value $5,047,546                                                       --                    --
    September 30, 2002; $7,730,608 - December 31, 2001)                                             4,791,544             7,496,656
Federal Home Loan Bank stock, at cost                                                               1,616,200             1,391,300
Gross loans receivable                                                                            183,388,219           168,012,689
Allowance for loan losses                                                                          (3,165,730)           (2,586,025)
                                                                                                -------------         -------------
   Net loans receivable                                                                           180,222,489           165,426,664
Bank owned life insurance                                                                           3,186,214             3,050,296
Premises and equipment, net                                                                         3,258,786             2,599,704
Accrued interest receivable and other assets                                                        2,612,369             3,614,733
                                                                                                -------------         -------------

       Total assets                                                                             $ 228,848,917         $ 218,397,880
                                                                                                =============         =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
       Deposits
              Noninterest-bearing demand                                                        $  20,215,687         $  22,199,334
              Interest-bearing demand                                                              27,116,932            29,033,317
              Savings                                                                              57,691,737            50,116,477
              Time                                                                                 56,110,455            61,229,483
                                                                                                -------------         -------------
                    Total deposits                                                                161,134,811           162,578,611
       Securities sold under agreements to repurchase                                              10,072,797             6,237,585
       Other short-term borrowings                                                                    481,294               136,549
       Federal Home Loan Bank advances                                                             31,939,282            26,092,551
       Accrued expenses and other liabilities                                                       1,864,072             1,288,306
                                                                                                -------------         -------------
              Total liabilities                                                                   205,492,256           196,333,602

Shareholders' equity
       Common stock and paid-in-capital, no par value:  5,000,000 shares authorized; shares issued and outstanding
         September 30, 2002 - 3,609,496 and December 31,
         2001 - 3,547,700                                                                          22,688,117            22,104,910
       Retained earnings (deficit)                                                                    158,979              (416,257)
       Accumulated other comprehensive income, net of tax                                             509,565               375,625
                                                                                                -------------         -------------
              Total shareholders' equity                                                           23,356,661            22,064,278
                                                                                                -------------         -------------

                    Total liabilities and shareholders' equity                                  $ 228,848,917         $ 218,397,880
                                                                                                =============         =============


                                                          See accompanying notes

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION


  CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (Unaudited)


                                                                             For Three Months                For Nine Months
                                                                            Ended September 30,             Ended September 30,
                                                                           2002            2001            2002            2001
                                                                           ----            ----            ----            ----
Interest and dividend income
    Loans, including fees                                              $  3,203,445    $  3,514,301    $  9,506,875    $ 10,967,337
    Taxable securities                                                      182,267         227,060         594,735         662,688
    Nontaxable securities                                                   112,770         135,531         361,862         411,761
    Federal funds sold                                                       27,670          62,202          68,242         173,679
    Federal Home Loan Bank stock dividends                                   24,573          25,424          66,836          79,752
    Interest on other deposits                                                6,369           8,892          14,945          21,079
                                                                       ------------    ------------    ------------    ------------
        Total interest and dividend income                                3,557,094       3,973,410      10,613,495      12,316,296

Interest expense
    Deposits                                                                838,541       1,296,603       2,614,279       4,224,618
    Securities sold under agreements to repurchase                           42,197          82,600         111,111         268,813
    Federal Home Loan Bank advances                                         431,300         349,656       1,193,315       1,078,991
    Other                                                                     1,454           4,532           4,761          19,468
                                                                       ------------    ------------    ------------    ------------
        Total interest expense                                            1,313,492       1,733,391       3,923,466       5,591,890

Net interest income                                                       2,243,602       2,240,019       6,690,029       6,724,406

Provision for loan losses                                                   274,000          90,000         561,000         270,000
                                                                       ------------    ------------    ------------    ------------
Net interest income after provision for loan losses                       1,969,602       2,150,019       6,129,029       6,454,406

Noninterest income
    Service charges and fees                                                132,329         116,476         357,261         339,128
    Net gains on loan sales                                                 196,893          93,471         290,765         282,774
    Receivable financing fees                                                39,196          34,256         122,934         191,885
    Security gains                                                             --            53,032          27,565         209,915
    Other                                                                   132,857          84,390         336,620         193,090
                                                                       ------------    ------------    ------------    ------------
        Total noninterest income                                            501,275         381,625       1,135,145       1,216,792

Noninterest expense
    Salaries and employee benefits                                          859,784         797,316       2,485,499       2,391,130
    Occupancy and equipment                                                 202,266         258,482         647,981         750,675
    FDIC insurance                                                            6,942           7,602          23,355          22,470
    Printing, postage and supplies                                           65,686          57,048         204,523         199,847
    Professional and outside services                                        91,548          73,390         285,909         263,665
    Other                                                                   252,626         257,559         744,280         715,807
                                                                       ------------    ------------    ------------    ------------
        Total noninterest expense                                         1,478,852       1,451,397       4,391,547       4,343,594
                                                                       ------------    ------------    ------------    ------------
Income before income tax expense                                            992,025       1,080,247       2,872,627       3,327,604
Income tax expense                                                          249,400         313,500         788,700         988,500
                                                                       ------------    ------------    ------------    ------------
Net income                                                             $    742,625    $    766,747    $  2,083,927    $  2,339,104
                                                                       ============    ============    ============    ============
Net change in unrealized gains on securities available for sale        $    141,005    $    223,596    $    230,504    $    602,645
Reclassification adjustment for (gains) recognized in income                   --           (53,032)        (27,565)       (209,915)
Tax effects                                                                 (47,942)        (57,992)        (68,999)       (133,528)
                                                                       ------------    ------------    ------------    ------------
Total comprehensive income                                             $    835,688    $    879,319    $  2,217,867    $  2,598,306
                                                                       ============    ============    ============    ============

Per share information
    Basic earnings                                                     $       0.21    $       0.22    $       0.58    $       0.66
    Diluted earnings                                                   $       0.20    $       0.22    $       0.57    $       0.66
    Dividends declared                                                 $       0.14    $       0.13    $       0.42    $       0.40


                                                          See accompanying notes

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION


                      CONSOLIDATED STATEMENTS OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                        Nine Months ended September 30,
                     2002 and September 30, 2001 (Unaudited)

                                                                                                      Accumulated
                                                        Shares          Common                          Other
                                                        Issued        Stock and        Retained      Comprehensive      Total
                                                          and          Paid in         Earnings     Income/(Loss),  Shareholders'
                                                      Outstanding      Capital         (Deficit)      Net of Tax        Equity
---------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2001                              3,493,586    $ 21,617,080    $ (1,714,089)   $    207,091   $ 20,110,082

Comprehensive income:
   Net income                                                                           2,339,104                      2,339,104
   Net change in unrealized gains/(losses) on
     securities available for sale                                                                        602,645        602,645
   Reclassification adjustment for gains
      recognized in income                                                                               (209,915)      (209,915)
   Tax effects                                                                                           (133,528)      (133,528)
                                                                                                                    ------------
     Total comprehensive income                                                                                        2,598,306

Cash dividends declared, $.40 per share                                                (1,408,431)                    (1,408,431)

Issued under dividend reinvestment program                 51,777         483,135                                        483,135
Issued under stock option plan                                450           3,227                                          3,227
Issued under employee benefit plan                          2,519          22,887                                         22,887
Repurchase and retirement of shares                       (12,603)       (116,194)                                      (116,194)
                                                     ------------    ------------    ------------    ------------   ------------
Balance at September 30, 2001                           3,535,729    $ 22,010,135    $   (783,416)   $    466,293   $ 21,693,012
                                                     ============    ============    ============    ============   ============
=================================================================================================================================
Balance at January 1, 2002                              3,547,700    $ 22,104,910    $   (416,257)   $    375,625   $ 22,064,278
Comprehensive income:
   Net income                                                                           2,083,927                      2,083,927
   Net change in unrealized gains/(losses) on
     securities available for sale                                                                        230,504        230,504
   Reclassification adjustment for gains
     recognized in income                                                                                 (27,565)       (27,565)
   Tax effects                                                                                            (68,999)       (68,999)
                                                                                                                    ------------
     Total comprehensive income                                                                                        2,217,867

Cash dividends declared, $.42 per share                                                (1,508,691)                    (1,508,691)

Issued under dividend reinvestment program                 60,512         611,727                                        611,727
Issued under stock option plan                              6,609          47,691                                         47,691
Issued under employee benefit plan                          4,194          46,576                                         46,576
Repurchase and retirement of shares                        (9,519)       (122,787)                                      (122,787)
                                                     ------------    ------------    ------------    ------------   ------------
Balance at September 30, 2002                           3,609,496    $ 22,688,117    $    158,979    $    509,565   $ 23,356,661
                                                     ============    ============    ============    ============   ============


                                                          See accompanying notes

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION



               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                                       For Nine Months Ended
                                                                                                           September 30,
                                                                                                     2002                  2001
                                                                                                     ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                                   $  2,083,927          $  2,339,104
    Adjustments to reconcile net income to net
      cash from operating activities
          Provision for loan losses                                                                   561,000               270,000
          Net gains on loan sales                                                                    (290,765)             (282,774)
          Originations of loans held for sale                                                     (15,080,652)          (18,383,350)
          Proceeds from sales of loans held for sale                                               15,371,417            18,666,124
          Gain on sales of securities available for sale                                              (27,565)             (209,915)
          Depreciation, amortization and accretion                                                    363,433               380,617
          Net change in accrued interest receivable and other assets                                  797,448               (38,684)
          Net change in accrued expenses and other liabilities                                        566,704              (139,266)
                                                                                                 ------------          ------------
               Net cash from operating activities                                                   4,344,947             2,601,856

CASH FLOWS FROM INVESTING ACTIVITIES
          Purchases of securities available for sale                                               (4,189,284)           (9,216,118)
          Proceeds from maturities of securities available for sale                                 5,675,000             6,670,000
          Proceeds from sales of securities available for sale                                           --               2,523,549
          Proceeds from maturities of securities held to maturity                                   2,723,900             1,010,000
          Purchases of Federal Home Loan Bank Stock                                                  (224,900)                 --
          Net change in loans                                                                     (15,359,224)            4,829,900
          Purchases of bank owned life insurance                                                         --              (3,000,000)
          Purchases of premises and equipment, net                                                   (954,451)             (163,041)
                                                                                                 ------------          ------------
               Net cash used in investing activities                                              (12,328,959)            2,654,290

CASH FLOW FROM FINANCING ACTIVITIES
          Net change in deposits                                                                   (1,443,800)            5,867,933
          Net change in securities sold under agreements to repurchase                              3,835,212             1,463,300
          Net change in U.S. Treasury demand notes                                                    344,745              (261,438)
          Proceeds from Federal Home Loan Bank advances                                            13,000,000            15,000,000
          Repayment of Federal Home Loan Bank advances                                             (7,153,269)          (17,407,449)
          Repurchase and retirement of shares of common stock                                        (122,787)             (116,194)
          Dividends paid and fractional shares                                                     (1,499,629)           (1,408,431)
          Proceeds from sale of common stock                                                          705,994               509,249
                                                                                                 ------------          ------------
               Net cash from financing activities                                                   7,666,466             3,646,970
                                                                                                 ------------          ------------

Net change in cash and cash equivalents                                                              (317,546)            8,903,116

Cash and cash equivalents, at beginning of period                                                  14,347,325             7,462,021
                                                                                                 ------------          ------------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                                      $ 14,029,779          $ 16,365,137
                                                                                                 ============          ============
Cash paid during the period for
          Interest                                                                               $  4,001,622          $  5,746,710
          Federal income taxes                                                                      1,010,000             1,203,081

                                                          See accompanying notes

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1-Summary of Significant Accounting Policies

Basic Presentation
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with Rule 10-01 of regulation S-X and the instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for complete presentation of financial statements. In management's opinion, the condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial condition of Commercial National Financial Corporation as of September 30, 2002 and December 31, 2001 and the results of its operations for the three and nine months ending September 30, 2002 and September 30, 2001. The results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results expected for the full year.

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

Impairment is evaluated based on the fair value of the rights, using groupings of the underlying loans as to interest rates and then, secondarily, as to prepayment characteristics. Any impairment of a grouping is reported as a valuation allowance.

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

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

Note 2 - Earnings Per Share
A reconciliation of the numerators and denominators of the basic earnings per share and diluted earnings per share computations for the periods ended is presented below. Stock options representing 154,703 and 45,763 shares of common stock were not considered in computing diluted earnings per share for the three and nine month periods in 2001 and 2002 because they were antidilutive.

                                                                        For three months ended          For nine months ended
                                                                    September 30,    September 30,  September 30,   September 30,
                                                                         2002            2001            2002            2001
---------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE:
Net income available to common shareholders                           $  742,625      $  766,747      $2,083,927      $2,339,104

Weighted-average common shares outstanding for
    basic earnings per share                                           3,595,822       3,524,707       3,595,822       3,524,707
---------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE                                              $      .21      $      .22      $      .58      $      .66
=================================================================================================================================


DILUTED EARNINGS PER SHARE:
Net income available to common shareholders                           $  742,625      $  766,747      $2,083,927      $2,339,104

Weighted-average common shares outstanding for basic
    earnings per share                                                 3,595,822       3,524,707       3,595,822       3,524,707

Add:
Dilutive effect of assumed exercise of stock options                      36,806           9,384          36,806           9,384
---------------------------------------------------------------------------------------------------------------------------------
Weighted-average common and dilutive additional potential
    common shares  outstanding                                         3,632,628       3,534,091       3,632,628       3,534,091
=================================================================================================================================
DILUTED EARNINGS PER SHARE                                            $      .20      $      .22      $      .57      $      .66
=================================================================================================================================

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
Summary
Total assets at September 30, 2002 increased to $228,849,000 from $218,398,000 at December 31, 2001. Loan totals increased $15,376,000 or 9.2% compared to December 31, 2001. The increase in loans is a result of increases in residential real estate and commercial loan balances. Funding for the loan growth came primarily from three sources: a $7,575,000 increase in savings balances, a $3,835,000 increase in repurchase agreements and a $5,847,000 increase in Federal Home Loan Bank (FHLB) borrowings. Offsetting the increase in funding was a $5,119,000 decrease in time deposits. One million of repossessed assets included in other assets were sold at book value during the first quarter of 2002.

The Bank continues to experience a shift of certificate of deposit money into short-term savings products. The Bank offers an above market rate money market account that has been popular with customers seeking safety and liquidity. It continues to be difficult to attract long-term certificate of deposits without offering interest rates higher than comparable FHLB advance rates. Also because of funding obtained from FHLB and through repurchase agreements, the Bank has offered below market rates on jumbo certificates of deposit. This has contributed to the decrease in certificates of deposits.

The increase in repurchase agreements relates to balances obtained from two existing customers. Both have indicated that acceptable investment alternatives are not readily available. Management believes that the increase in repurchase agreement balances is temporary.

The increase in FHLB borrowings is part of management's process of managing interest rate risk. Interest rates, in general, are at or near 40 year lows. Loan customers, recognizing this, are requesting long term fixed rate loans. Through the Federal Home Loan Bank, the Bank is able to fund these long term fixed rate loans with long term amortizing advances. Management believes that this strategy will help the Bank to maintain margin in a rising interest rate environment.

The Bank is constructing a new office located in Greenville Michigan. As a result, premises and equipment will continue to increase. Management anticipates that this office will be fully operational early in the fourth quarter of 2002.

Liquidity
Management defines liquidity as the ability to fund appropriate levels of credit worthy loans, meet the immediate cash withdrawal requirements of depositors, and maintain access to sufficient resources to meet unexpected contingencies at a reasonable cost, with minimal losses.

The loan to deposit ratio at September 30, 2002 was 113.8% compared to 103.3% at December 31, 2001. Management believes that the combination of available FHLB advances, Federal funds lines of credit, the available for sale investment portfolio, and our ability to sell mortgage loans provides adequate short and medium term sources of liquidity. At a minimum the Bank has the following available to meet short-term liquidity needs: $5,400,000 in available FHLB advances and $9,000,000 in short term federal funds lines of credit with correspondent banks.

CNFC also needs cash to pay dividends to its shareholders. The primary source of cash is the dividends paid to CNFC by the Bank. Management believes that cash from operations is sufficient to supply the cash needed to continue paying a reasonable dividend. CNFC's $1,500,000 line of credit with a correspondent institution expires October of 2002. CNFC is in process of negotiating a replacement line of credit.

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION



Asset Quality
At September 30, 2002 CNFC has identified $7,046,000 of loans as non-performing. This compares to $462,000 at December 31, 2001. The $6,463,000 in non-accrual loans represents three business relationships and their related entities. All non-accrual loans are considered impaired and the allowance for loan loss allocated to these loans is $2,099,000.

                                                     September 30, 2002         December 31, 2001
Total loans                                          $      183,388,219         $     168,012,689

Non-accrual loans                                    $        6,462,515         $         387,822
Accruing loans past due 90 days or more                         583,633                    74,664
-------------------------------------------------------------------------------------------------
     Total non-performing loans                               7,046,148                   462,486

Repossessed assets and other real estate                              -                 1,000,000
-------------------------------------------------------------------------------------------------
     Total non-performing assets                     $        7,046,148         $       1,462,486
=================================================================================================

Total non-performing loans as a
     percentage of total loans                                   3.84%                       .28%
================================================================================================

Allowance for loan loss as a percentage of
     non-performing loans                                       44.93%                    559.16%
================================================================================================

Total non-performing assets as a percentage of
     total assets                                                3.08%                       .67%
================================================================================================


Allowance for Loan Loss

                                  Nine Months Ended        Year Ended           Nine Months Ended
                                  September 30, 2002    December 31, 2001      September 30, 2001
-------------------------------------------------------------------------------------------------
Beginning balance                  $    2,586,025      $       2,545,363      $      2,545,363

Loan charge-offs                          (27,219)              (415,904)              (19,084)
Loan recoveries                            45,924                 81,566                69,643
----------------------------------------------------------------------------------------------
Net loan recoveries/(charge-offs)          18,705               (334,338)               50,559
Provision for loan losses                 561,000                375,000               270,000
----------------------------------------------------------------------------------------------
Ending balance                     $    3,165,730      $       2,586,025      $      2,865,922
==============================================================================================

Average loan balance               $  177,935,000      $     172,714,000      $    173,198,000

Percentage of net charge-offs
  as a percentage of average loans          .01%                 (.19)%                  .03%

The allowance for loan losses was 1.73% of total loans at September 30, 2002 and 1.54% at December 31, 2001. Year to date net recoveries totaled $19,000 compared to 2001 net charge-offs of $334,000. Approximately $390,000 related to one business loan relationship. Excluding this charge-off, CNFC recorded net recoveries of $56,000 during 2001.

Management systematically evaluates the adequacy of the allowance such that the balance is commensurate with the performance of the loan portfolio, loan growth, and general market conditions. Each of these factors is discussed in the following paragraphs.

For purposes of evaluating the adequacy of the allowance, the performance of the loan portfolio is divided into three categories of loans: residential mortgages, consumer and business loans. A general provision is determined for each of these categories using the historical loss experience of each category over the last five years. The residential real estate loan portfolio has experienced net recoveries during the last five calendar years of $79,000. Management exited the indirect automobile market approximately 5 years ago and focused consumer lending efforts at our existing customer base. As a result, the consumer loan portfolio has experienced net recoveries in two of the last three calendar years. The Bank's consumer loan portfolio has recorded net recoveries for the last three calendar years of $4,000. Despite a slowing economy, the consumer and residential real estate portfolios continue to perform at levels consistent with prior years.

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

The business loan portfolio is not performing as well compared to historical trends. In accordance with FASB's 114 and 118, management identifies specific loans that are experiencing financial difficulty, evaluates each loan for impairment and attempts to identify a specific allowance for each loan. The dollar amount of loans identified as impaired has increased from $462,000 at December 31, 2001 to $7,046,000 at September 30, 2002. Of the $7,046,000
management has placed $6,463,000 on non-accrual. Though this trend is negative and does warrant an increase in the allowance for loan loss, there are mitigating circumstances which management believes limits the need to increase the allowance above current levels: Commercial Bank is receiving regular payments on all loans placed on non-accrual, management believes the loss exposure related to $3,008,000 of non-accrual loans is zero based on an assessment of collateral and the current operating condition of the businesses, a third party is providing a cash infusion into one business relationship representing $3,093,000 of non-accrual loans. Though no assurance can be provided that the financial condition of these customers will continue to improve, there are indications that the financial condition of the non-accrual loan customers is stable with positive short term outlooks.

The loan portfolio has increased $15,376,000 or 9.2% year to date primarily caused by an increase in business and residential real estate lending.

The deterioration in the quality of the business portfolio and the increase in total loans lead management to increase the quarterly provision to $274,000, which was $184,000 more than the amount expensed for the three months ended September 30, 2001. Year to date management has increased the provision from $270,000 in 2001 to $561,000.

Capital Resources
CNFC's capital ratios continue to exceed regulatory guidelines for a "well capitalized" institution. It is management's intent to maintain capital ratios in excess of the minimum required to be well capitalized. A summary of CNFC's capital ratios follows:

                                                            Minimum Required to be
                                                            Well Capitalized Under          Minimum Required
                           September 30,  December 31,     Prompt Corrective Action            for Capital
                              2002            2001               Regulations                Adequacy Purposes
--------------------------------------------------------------------------------------------------------------
Total capital to
  risk weighted assets         14.2%           14.4%                   10.0%                        8.0%
Tier 1 capital to
  risk weighted assets         13.0%           13.1%                    6.0%                        4.0%
Tier 1 capital to
  average assets               10.0%            9.7%                    5.0%                        4.0%

RESULTS OF OPERATIONS
Summary
Net income for the quarter ended September 30, 2002 was $743,000, a decrease of $24,000, or 3.2% compared to the same period in 2001. Management increased the provision for loan losses by $184,000 compared to the same period in 2001. A $119,000 or 31.2% increase in non-interest income offset the decrease in net interest income. CNFC's net interest income remained virtually unchanged despite a $10,923,000 increase in average earning balances. Non-interest expense for the quarter increased $28,000 or 1.9% compared to the same period in 2001. Return on average equity decreased from 14.0% to 12.9%.

Net income for the nine months ending September 30, 2002 was $2,084,000 compared to $2,339,000 for the same period in 2001. The causes of the decreased net income are similar to those described for the three months ending September 30, 2002. As a result of lower net income and an increased equity base, return on average equity decreased from 14.8% to 12.2%.

Net Interest Income
The following table illustrates the effect that changes in rates and balances of interest-earning assets and interest-bearing liabilities had on tax-equivalent net interest income for the three and nine months ending September 30, 2002 and 2001.

                                                        Three Months Ending September 30,          Nine Months Ending September 30,
                                                            2002                 2001                 2002                 2001
                                                            ----                 ----                 ----                 ----
Interest Income (tax equivalent)                        $  3,677,941         $  4,094,321         $ 10,994,572         $ 12,776,059
Interest Expense                                           1,313,492            1,733,391            3,923,466            5,591,890
                                                        ------------         ------------         ------------         ------------
Net Interest Income                                     $  2,364,449         $  2,360,930         $  7,071,106         $  7,184,169
                                                        ============         ============         ============         ============

Average Balances
Interest-earning Assets                                 $217,821,819         $206,898,615         $211,932,197         $207,529,703
Interest-bearing Liabilities                             184,969,598          171,685,068          179,952,391          172,622,694
                                                        ------------         ------------         ------------         ------------
Net Differential                                        $ 32,852,221         $ 35,213,547         $ 31,979,806         $ 34,907,009
                                                        ============         ============         ============         ============

Average Yields/Rates (annualized)
Yield on Earning Assets                                         6.70%                7.85%                6.94%                8.23%
Rate Paid on Liabilities                                        2.82%                4.01%                2.92%                4.33%
                                                             -------              -------              -------             --------

Interest Spread                                                 3.88%                3.84%                4.02%                3.90%
                                                             =======              =======              =======              =======

Net Interest Margin                                             4.31%                4.53%                4.46%                4.63%
                                                             =======              =======              =======              =======

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

The change in tax equivalent net interest income is attributable to the following:

                                                     Three Months Ending                              Nine Months Ending
                                                      September 30, 2002                              September 30, 2002
                                            Balance          Rate         Inc/(Dec)        Balance          Rate          Inc/(Dec)
                                            -------          ----         ---------        -------          ----          ---------
Interest Earning Assets                   $   192,035    $  (608,415)    $  (416,380)    $   215,790    $(1,997,277)    $(1,781,487)
Interest Bearing Liabilities                   90,693       (510,592)       (419,899)         32,225     (1,700,649)     (1,668,424)
                                          -----------    -----------     -----------     -----------    -----------     -----------
Net Interest Income                       $   101,342    $   (97,823)    $     3,519     $   183,565    $  (296,628)    $  (113,063)
                                          ===========    ===========     ===========     ===========    ===========     ===========


The $4,000 increase in tax-equivalent net interest income for the three months ending September 30, 2002 resulted from a 22 basis point decrease in margin offset by an increase in average earning assets.

In response to the September 11th attacks and a slowing national economy, the Federal Reserve Open Market Committee lowered the discount rate 475 basis points during 2001. These decreases in the discount rate resulted in an almost immediate decrease in the Bank's prime lending rate.

The interest rate on a significant portion of the Bank's commercial loan portfolio is tied to the prime-lending rate. As the Bank adjusts its prime lending rate, the Bank experiences an almost immediate decrease in net interest income. In response, management lowered retail deposit rates, however, it is been unable to lower the cost of retail deposits as quickly and to the same extent as the Federal Reserve has lowered the federal funds target rate. Interest rates in general continued to decrease during 2002. As a result, the Bank experienced significant refinancing of residential real estate loans, the majority of which were sold on the secondary market. However, those loans held in portfolio have repriced at lower interest rates. Also impacting the margin is the effect of the loans placed on non-accrual.

Management has retained in the Bank's residential real estate loans some fixed rate residential loans. Management funded a portion of these loans with FHLB amortizing advances, ranging in term of 5 to 7 years. Using longer term advances is more expensive in the short run than funding long term assets with short term advances, however, the amortizing advances allow the Bank to offset future interest rate risk in a rising rate environment. The process of placing loans on non-accrual also has a negative impact on margin. The year to date interest income that would have been recorded on loans placed on non-accrual totaled $276,000. The effect of these various items has resulted in a decrease in margin from 4.53% for the three months ended September 30, 2001 to 4.31% for the same period in 2002.

Margin for the nine months ending September 30, 2002 decreased 17 basis points for similar reasons as discussed above.

Noninterest Income
Noninterest income for the three months ending September 30, 2002 was $501,000. This represents a $119,000 or 31.2% increase over the same period in 2001.

Net gain on loan sales increased from $93,000 to $197,000. Residential real estate interest rates were at a 40 year low during the third quarter of 2002. As a result, the Bank experienced significant refinancing activity. For the nine months ending September 30, 2002, the Bank originated and sold $15,080,000 in residential real estate loans. This compares to $18,383,000 for the nine months ended September 30, 2001.

In 2001, CNFC liquidated several investments held as available for sale by the holding company. This resulted in $53,000 in securities gains during the third quarter of 2001.

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

The majority of the $49,000 increase in other income reflects the income recorded on the Bank's investment in bank owned life insurance (BOLI).

Non-interest income for the nine months ending September 30, 2002 decreased $82,000 or 6.7%. In 2001, CNFC liquidated several investments held as available for sale by the holding company. This resulted in $210,000 in securities gains for the nine months ending September 30, 2001. This gain is non-recurring. The reasons for the increase in net gain on loan sales and the increase in other income are the same as those described above.


Noninterest Expense
Noninterest expense for the three months ending September 30, 2002 totaled $1,479,000. This represents a $27,000 or 1.9% increase over the same period in 2001. Management has focused on controlling expense during the first nine months of 2002. However, during the next three months, management anticipates that various expense categories will increase as the new Greenville office is completed and becomes operational.

Salary and benefit expense for the three months ending September 30, 2002 totaled $860,000 compared to $797,000 for the same period in 2001, an increase of $62,000 or 7.8%. Bank staffing levels have begun to increase in preparation for our Greenville expansion. During the third quarter of 2002, medical insurance policies renewed which resulted in an increase in medical insurance costs.

Printing and postage cost increased $8,638 or 15.1% for the three months ending September 30, 2002. The increase reflects the ordering of supplies for the Greenville expansion.

Non-interest expense for the nine months ending September 30, 2002 totaled $4,392,000, a $48,000 or 1.1% increase compared to the nine months ending September 30, 2001. Factors affecting the increase are similar to those discussed above.

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


ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures-Jeffrey S. Barker, the Corporation's Principal Executive Officer, and Patrick G. Duffy, the Corporation's Principal Financial Officer, have reviewed and evaluated the effectiveness of the Corporation's disclosure controls and procedures (as defined in Rules 240.13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act)) as of a date within ninety days before the filing date of this quarterly report. Based on their evaluation, they have concluded that the Corporation's disclosure controls and procedures are effective, providing them with material information relating to the Corporation as required to be disclosed in the reports the Corporation files or submits under the Exchange Act on a timely basis.

(b) Changes in internal controls-There were no significant changes in the Corporation's internal controls or in other factors that could significantly affect the Corporation's disclosure controls and procedures subsequent to the date of the evaluation, nor were there any significant deficiencies or material weaknesses in the Corporation's internal controls.


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

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION



PART II.                           OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS - Commercial National Financial Corporation is involved in two lawsuits arising in the normal course of business. Both are expected to be settled prior to December 31, 2002. Anticipated loss related to one of the lawsuits, which initially occurred during 2001, was fully accrued for at December 31, 2001. The second lawsuit occurred during the third quarter of 2002 and is not expected to result in a material impact to the financial statements.

ITEM 2            CHANGES IN SECURITIES AND USE OF PROCEEDS - None

ITEM 3            DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4            SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS - None

ITEM 5            OTHER INFORMATION - None

ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K
                  (a)      Exhibits:
                           99.1 Certification of Chief Executive Officer and Chief Financial Officer

                  (b)      Report on Form 8-K
                                     None filed during the quarter ending
                                     September 30, 2002

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


                                       Commercial National Financial Corporation
                                                     (Registrant)


Date: November 13, 2002                /s/ Jeffrey S. Barker
                                       -------------------------------------
                                       Jeffrey S. Barker
                                       President and Chief Executive Officer


                                       /s/ Patrick G. Duffy
                                       --------------------------------------
                                       Patrick G. Duffy
                                       Executive Vice President and Chief
                                       Financial Officer

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

I, Jeffrey S. Barker, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Commercial National Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

     a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


DATE: NOVEMBER 13, 2002
                                           /s/ Jeffrey S. Barker
                                           --------------------------
                                           Jeffrey S. Barker
                                           President and Chief Executive Officer

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION


I, Patrick G. Duffy, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Commercial National Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



DATE: NOVEMBER 13, 2002
                                             /s/ Patrick G. Duffy
                                             --------------------------
                                             Patrick G. Duffy
                                             Executive Vice President and Chief
                                             Financial Officer

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION


                                  EXHIBIT INDEX


Exhibit Number           Description

EXHIBIT 99.1 Certification of Quarterly Report on Form 10-Q of Commercial National Financial Corporation