Form 10-K
period 2002-12-31
COMMERCIAL NATIONAL FINANCIAL CORP /MI
filed 2003-03-27
CIK 828535

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2002

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to _______

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

                            Yes  X       No
                            --------       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by checkmark whether the registrant is an accelerated filer (as defined
in Rule 12b-Z of the Act) Yes          No  X
                          --------       -----

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

            Aggregate market value as of March 14, 2003: $45,970,336

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Common Stock outstanding as of March 14, 2003: 3,814,966 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's annual report to security holders for the year ended December 31, 2002, are incorporated by reference in Part II and Part IV.

Portions of the registrant's proxy statement for its April 22, 2003, annual shareholders meeting are incorporated by reference in Part III.

================================================================================

                                      INDEX


PART I
         Item   1.         Business......................................................................2

         Item   2.         Properties....................................................................3

         Item   3.         Legal Proceedings.............................................................4

         Item   4.         Submission of Matters to a Vote of Security Holders...........................4


PART II
         Item   5.         Market for the Registrant's Common Equity and Related Stockholder Matters.....4

         Item   6.         Selected Financial Data.......................................................4

         Item   7.         Management's Discussion and Analysis of Financial Condition and
                           Results of Operations.........................................................4

         Item  7A.         Quantitative and Qualitative Disclosure About Market Risk.....................4

         Item   8.         Financial Statements and Supplementary Data...................................4

         Item   9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................................4


PART III
         Item  10.         Directors and Executive Officers of the Registrant............................4

         Item  11.         Executive Compensation........................................................5

         Item  12.         Security Ownership of Certain Beneficial Owners and Management................5

         Item  13.         Certain Relationships and Related Transactions................................5

         Item 14.          Control and Procedures........................................................5


PART IV
         Item  15.         Exhibits, Financial Statement Schedules and Reports on Form 8-K...............6

SIGNATURES
         Signatures        ..............................................................................8

CERTIFICATIONS

         Certification of Chief Executive Officer.......................................................10

         Certification of Chief Financial Officer.......................................................11

INDEX TO EXHIBITS          .............................................................................12

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

The principal source of revenue for the Corporation and its subsidiary is interest and fees on loans. On a consolidated basis, interest and fees on loans accounted for 79.47% of the Corporation's total revenues in 2002, 79.71% in 2001, and 83.80% in 2000. Interest on investment securities accounted for 7.82% of the Corporation's total revenues in 2002, 8.04% in 2001, and 8.82% in 2000.

At December 31, 2002, the Bank had no significant concentrations of loans to any group of borrowers engaged in similar activities that would be impacted by economic or other conditions.

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

Enacted on July 30, 2002, the Sarbanes-Oxley Act of 2002 attempts to address several issues including corporate governance, auditing and accounting oversight, executive compensation, and enhanced timely disclosure of corporate information for publicly traded companies. The rule making process used to implement the law is ongoing, however, several provisions of the Act have been implemented. Effective August 29, 2002, as directed by Section 302 (a) of Sarbanes-Oxley, Commercial's chief executive officer and chief financial officer are each required to certify that Commercial's quarterly and annual reports do not contain any untrue statement of a material fact. The rules require that these officers certify that they are responsible for establishing, maintaining and regularly evaluating the effectiveness of Commercial's internal controls; they have made certain disclosures to Commercial's auditors and the Audit Committee of the Board of Directors about internal controls; and they have included information in Commercial's quarterly and annual reports about their evaluation and whether there have been significant changes in Commercial's internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

ITEM 2. PROPERTIES.

The Bank currently conducts business from nine banking offices. The executive offices of the Corporation are located at 101 North Pine River Street, Ithaca, Michigan. The main office of the Bank is located at 301 North State Street, Alma, Michigan.

The main office property of the Bank is leased for a term expiring on December 31, 2013. The offices of the Bank are located in Alma, Greenville, Middleton, Pompeii, and St. Louis, Michigan.

The Bank owns the property for six of the office locations. One office is leased pursuant to a lease that expires August 1, 2008, subject to 2 renewals of 10 years each. The Corporation considers all of its facilities to be well maintained and in generally good operating condition and suitable for the purposes for which they are intended.

During 2002, the Bank completed construction of a new office located in Greenville Michigan. The Bank is also in the process of obtaining regulator approval to open an office in Mt. Pleasant, Michigan. The Bank intends to lease space for this location.

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS.

The information under the captions "Common Stock Information" and "Dividend Information" of the registrant's annual report to shareholders for the year ended December 31, 2002, is here incorporated by reference to Exhibit 13.

ITEM 6. SELECTED FINANCIAL DATA.

The information under the caption "Selected Financial Data" of the registrant's annual report to shareholders for the year ended December 31, 2002, is here incorporated by reference to Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information under the heading "Management's Discussion and Analysis and Results of Operations" of the registrant's annual report to shareholders for the year ended December 31, 2002, is here incorporated by reference to Exhibit 13.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information under the heading "Quantitative and Qualitative Disclosures About Market Risk" of the registrant's annual report to shareholders for the year ended December 31, 2002, is here incorporated by reference to Exhibit 13.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements, notes and report of independent auditors' included in the registrant's annual report to shareholders for the year ended December 31, 2002, are here incorporated by reference to Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information set forth under the caption "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the registrant's definitive Proxy Statement for its April 22, 2003, annual meeting of shareholders is here incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information set forth under the captions "Compensation of Executive Officers" and "Compensation of Directors" in the registrant's definitive Proxy Statement for its April 22, 2003, annual meeting of shareholders is here incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information set forth under the caption "Voting Securities" in the registrant's definitive Proxy Statement for its April 22, 2003, annual meeting of shareholders is here incorporated by reference.

The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors), in effect as of December 31, 2002.

                                                                                           Number of Shares Remaining
                                 Number of Shares to be          Weighted-Average         Available for Future Issuance
                                Issued Upon the Exercise         Exercise Price of        (Excluding Shares Reflected
Plan Category                    Of Outstanding Options         Outstanding Options             in First Column)
---------------------------------------------------------------------------------------------------------------------------
Equity Compensation Plans
Approved by Security Holders
         2001 Plan                        83,510                      $11.97                         192,115
         1991 Plan                       148,329                        9.67                               -


Equity Compensation Plans Not
Approved by Security Holders                   -                        -                                  -
------------------------------------------------------------------------------------------------------------

         Total                           231,839                      $10.50                         192,115
============================================================================================================


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information set forth under the caption "Certain Relationships" in the registrant's definitive Proxy Statement for its April 22, 2003, annual meeting of shareholders is here incorporated by reference.

ITEM 14.  CONTROLS AND PROCEDURES.

The management of Commercial National Financial Corporation is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934. As of December 31,2002, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, management concluded that the Corporation's disclosure controls and procedures as of December 31, 2002 were effective in ensuring that information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized, and reported within the time period required by the United States Securities and Exchange Commission's rules and forms.

Management's responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States. As disclosed in Management's Responsibility for Financial Statements on page 19 of the Annual Report to Shareholders for the year ending December 31, 2002, management assessed the Corporation's system of internal control over financial reporting as of December 31, 2002, in relation to criteria for effective internal control over financial reporting as described in "Internal Control - Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2002, its system of internal control over financial reporting met those criteria.

There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1) Financial Statements.

The following financial statements, notes to financial statements, and report of independent auditor of the Corporation and its subsidiary are filed as part of this report:

Independent Auditors' Reports*
Consolidated Balance Sheets - December 31, 2002 and 2001*
Consolidated Statements of Income for each of the three years ended December 31, 2002*
Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 2002*
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2002*
Notes to Consolidated Financial Statements*

* Incorporated by reference from the 2002 Annual Report to Shareholders.

(a)(2) All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto. With the exception of the portions of the registrant's annual report to shareholders for the year ended December 31, 2002 specifically incorporated herein by reference, such report shall not be deemed filed as part of this annual report on Form 10-K.

(a)(3) The following exhibits are filed as part of this report:

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

10(d) Amendment to 1991 Stock Option Plan. Previously filed as an exhibit to the registrant's Form 10-K for the year ended December 31, 1998. Here incorporated by reference.*

10(e) Change in Control Agreement. Previously filed as an exhibit to the registrant's Form 10-K for the year ended December 31, 1998. Here incorporated by reference.*

10(f) Commercial National Financial Corporation 2001 Stock Option and Incentive Plan. Previously filed as an exhibit to the registrant's Form S-8 filed May 11, 2001 (File No. 333-60894). Here incorporated by reference.*

13                Incorporated Portions from 2002 Annual Report to Shareholders.

21 Subsidiary of Registrant. Previously filed as an exhibit to the registrant's Form S-4 filed January 22, 1988. Here incorporated by reference.

23                Consent of Certified Public Accountants.

99.1              Section 906 Certification

* Management contract or compensatory plan or arrangement.

The registrant will furnish a copy of any exhibit listed above to any shareholder of the registrant without charge upon written request to Patrick Duffy, Commercial National Financial Corporation, 101 North Pine River Street, Ithaca, Michigan 48847.

(b)      Reports on Form 8-K.

                  No reports were filed for the fourth quarter of 2002.

(c)      Exhibits.

                  See Item 15(a)(3)

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

COMMERCIAL NATIONAL FINANCIAL CORPORATION
(registrant)

March 26, 2003                             By:  /s/ Jeffrey S. Barker
                                           Jeffrey S. Barker
                                           President and Chief Executive Officer

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 26, 2003                  /s/ Jeffrey S. Barker
                                Jeffrey S. Barker
                                Director, President and Chief Executive Officer
                                (Principal Executive Officer)

March 26, 2003                  /s/ Richard F. Abbott
                                Richard F. Abbott
                                Director

March 26, 2003                  /s/ Jefferson P. Arnold
                                Jefferson P. Arnold
                                Director

March 26, 2003                  /s/ Don J. Dewey
                                Don J. Dewey
                                Director

March 26, 2003                  /s/ Patrick G. Duffy
                                Patrick G. Duffy
                                Director
                                (Principal Financial and Accounting Officer)

March 26, 2003                  /s/ David A. Ferguson
                                David A. Ferguson
                                Director

March 26, 2003                  /s/ Paul B. Luneack
                                Paul B. Luneack
                                Director

March 26, 2003                  /s/ Kim C. Newson
                                Kim C. Newson
                                Director

March 26, 2003                  /s/ Howard D. Poindexter
                                Howard D. Poindexter
                                Director

March 26, 2003                  /s/ Scott E. Sheldon
                                Scott E. Sheldon
                                Director

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

I, Jeffrey S. Barker, certify that:


1. I have reviewed this annual report on Form 10-K of Commercial National Financial Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

     a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


DATE: March 26, 2003

                                /s/ JEFFREY S. BARKER
                                --------------------------
                                Jeffrey S. Barker
                                President and Chief Executive Officer

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

I, Patrick G. Duffy, certify that:


1. I have reviewed this annual report on Form 10-K of Commercial National Financial Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


DATE: MARCH 26, 2003

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

13       Incorporated Portions from 2002 Annual Report to Shareholders.

21       Subsidiary of Registrant.  Previously filed as an exhibit to the registrant's Form               *
         S-4 filed January 22, 1988.  Here incorporated by reference.

23       Consent of Independent Certified Public Accountants.

99.1     Section 906 Certification

*This exhibit is filed by incorporation by reference to a prior filing.
