Form 10-Q
period 2003-03-31
COMMERCIAL NATIONAL FINANCIAL CORP /MI
filed 2003-05-13
CIK 828535

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

            X   Quarterly Report Pursuant to Section 13 or 15(d) of the
           ---         Securities and Exchange Act of 1934

                For the quarterly period ended March 31, 2003, or

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

YES       X                  NO
   ---------------              ---------------

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).
YES                          NO        X
    ---------------             ---------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                             Outstanding at April 30, 2003
           -----                             -----------------------------
        Common Stock                                   3,834,319
        No Par Value

                                      INDEX



PART I                                            FINANCIAL INFORMATION

Item 1.             Financial Statements

                    Consolidated Balance Sheets as of March 31, 2003 (unaudited) and December 31, 2002      (Page 3)

                    Consolidated Statements of Income and Other Comprehensive                               (Page 4)
                    Income (unaudited) for the three months ended March
                    31, 2003 and March 31, 2002

                    Consolidated Statements of Changes in Shareholders' Equity                              (Page 5)
                    (unaudited) for the three months ended March 31,
                    2003 and March 31, 2002

                    Consolidated Statements of Cash Flows (unaudited) for the three months ended            (Page 6)
                    March 31, 2003 and March 31, 2002

                    Notes to Consolidated Financial Statements (unaudited)                                  (Page 7-9)

Item 2.             Management's Discussion and Analysis of Financial Condition and Results of Operations   (Page 10-14)

Item 3.             Quantitative and Qualitative Disclosures about Market Risk                              (Page 14-15)


Item 4.             Controls and Procedures                                                                 (Page 16)

PART II                                               OTHER INFORMATION

Item 6.             Exhibits and Reports on Form 8-K                                                        (Page 17-22)



SIGNATURES                                                                                                  (Page 18)


                   COMMERCIAL NATIONAL FINANCIAL CORPORATION


                           CONSOLIDATED BALANCE SHEETS


                                                                             March 31,       December 31,
                                                                               2003              2002
                                                                               ----              ----
                                                                            (Unaudited)
ASSETS
Cash and due from banks                                                    $   5,897,385    $   8,784,826
Federal funds sold                                                            14,645,000        6,850,000
Other interest bearing deposits                                                6,237,906        3,634,988
                                                                           -------------    -------------
       Total cash and cash equivalents                                        26,780,291       19,269,814
Securities available for sale                                                 24,714,371       21,345,896
Securities held to maturity (fair value $ 4,884,988 -
    March 31, 2003; $4,911,696 - December 31, 2002)                            4,686,509        4,689,025
Federal Home Loan Bank stock, at cost                                          1,647,000        1,647,000
Gross loans receivable                                                       178,442,268      184,448,296
Allowance for loan losses                                                     (2,909,709)      (2,783,234)
                                                                           -------------    -------------
   Net loans receivable                                                      175,532,559      181,665,062
Bank owned life insurance                                                      3,276,296        3,231,374
Premises and equipment, net                                                    3,718,133        3,687,151
Accrued interest receivable and other assets                                   4,325,011        2,715,261
                                                                           -------------    -------------

       Total assets                                                        $ 244,680,170    $ 238,250,583
                                                                           =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
       Deposits
              Noninterest-bearing demand                                   $  21,897,704    $  21,495,410
              Interest-bearing demand                                         29,570,314       29,872,655
              Savings                                                         65,835,574       59,432,935
              Time                                                            55,150,377       55,258,479
                                                                           -------------    -------------
                    Total deposits                                           172,453,969      166,059,479
       Securities sold under agreements to repurchase                         17,231,601       14,266,239
       Other short-term borrowings                                               249,210          491,840
       Federal Home Loan Bank advances                                        29,971,560       32,807,086
       Accrued expenses and other liabilities                                    667,169          921,967
                                                                           -------------    -------------
              Total liabilities                                              220,573,509      214,546,611

Shareholders' equity
       Common stock and paid-in-capital, no par value:  5,000,000 shares authorized; shares issued and outstanding
         March 31, 2003 - 3,816,047 and December 31,
         2002 - 3,801,421                                                     23,441,604       23,255,499
       Retained earnings                                                         235,909            3,908
       Accumulated other comprehensive income, net of tax                        429,148          444,565
                                                                           -------------    -------------
              Total shareholders' equity                                      24,106,661       23,703,972
                                                                           -------------    -------------

                    Total liabilities and shareholders' equity             $ 244,680,170    $ 238,250,583
                                                                           =============    =============



                                                          See accompanying notes

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)



                                                                        Three Months
                                                                       Ended March 31,
                                                                     2003           2002
                                                                     ----           ----
Interest and dividend income
    Loans, including fees                                         $ 3,094,094    $ 3,117,476
    Taxable securities                                                179,618        208,946
    Nontaxable securities                                             107,000        130,717
    Federal funds sold                                                 39,784         29,080
    Federal Home Loan Bank stock dividends                             24,000         20,584
    Interest on other deposits                                          4,328          5,129
                                                                  -----------    -----------
        Total interest and dividend income                          3,448,824      3,511,932

Interest expense
    Deposits                                                          695,651        912,955
    Securities sold under agreements to repurchase                     45,995         31,159
    Federal Home Loan Bank advances                                   412,063        383,943
    Other                                                                 751          2,204
                                                                  -----------    -----------
        Total interest expense                                      1,154,460      1,330,261

Net interest income                                                 2,294,364      2,181,671

Provision for loan losses                                             120,000        120,000
                                                                  -----------    -----------
Net interest income after provision for loan losses                 2,174,364      2,061,671

Noninterest income
    Service charges and fees                                          117,258        106,812
    Net gains on loan sales                                           281,010         55,693
    Receivable financing fees                                          41,201         37,091
    Net security gains                                                      -         23,397
    Other                                                              88,113         90,503
                                                                  -----------    -----------
        Total noninterest income                                      527,582        313,496

Noninterest expense
    Salaries and employee benefits                                    904,142        820,131
    Occupancy and equipment                                           302,819        222,141
    FDIC insurance                                                      7,302          8,235
    Printing, postage and supplies                                     71,167         73,773
    Professional and outside services                                  87,751        104,207
    Other                                                             243,269        234,836
                                                                  -----------    -----------
        Total noninterest expense                                   1,616,450      1,463,323
                                                                  -----------    -----------
Income before income tax expense                                    1,085,496        911,844
Income tax expense                                                    319,400        248,100
                                                                  -----------    -----------
Net income                                                        $   766,096    $   663,744
                                                                  ===========    ===========
Net change in unrealized gains on securities available for sale   $   (23,358)   $   (98,850)
Reclassification adjustment for (gains) recognized in income                -        (23,397)
Tax effects                                                             7,941         41,563
                                                                  -----------    -----------
Total comprehensive income                                        $   750,679    $   583,060
                                                                  ===========    ===========

Per share information
    Basic earnings                                                $      0.20    $      0.18
    Diluted earnings                                              $      0.20    $      0.18
    Dividends declared                                            $      0.14    $      0.13




                                                          See accompanying notes

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY Three Months ended March 31, 2003 and March 31, 2002 (Unaudited)



                                                                                                    Accumulated
                                                          Shares         Common                        Other
                                                          Issued        Stock and       Retained   Comprehensive      Total
                                                            and          Paid in        Earnings   Income/(Loss), Shareholders'
                                                        Outstanding      Capital        (Deficit)   Net of Tax       Equity
-------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2002                                3,725,085    $ 22,104,910    $ (416,257)    $ 375,625   $ 22,064,278

Comprehensive income:
   Net income                                                                             663,744                      663,744
   Net change in unrealized gains/(losses) on
     securities available for sale                                                                      (98,850)       (98,850)
   Reclassification adjustment for gains
      recognized in income                                                                              (23,397)       (23,397)
   Tax effects                                                                                           41,563         41,563
                                                                                                                  ------------
     Total comprehensive income                                                                                        583,060

Cash dividends declared, $.13 per share                                                  (500,082)                    (500,082)

Issued under dividend reinvestment program                   20,702         197,405                                    197,405
Issued under stock option plans                               1,796          16,289                                     16,289
Issued under employee benefit plan                            3,152          32,303                                     32,303
Repurchase and retirement of shares                          (1,215)        (13,016)                                   (13,016)
                                                         ----------   -------------    ----------     ---------   ------------
Balance at March 31, 2002                                 3,749,520    $ 22,337,891    $ (252,595)    $ 294,941   $ 22,380,237
                                                         ==========   =============    ==========     =========   ============

-------------------------------------------------------------------------------------------------------------------------------

Balance at January 1, 2003                                3,801,421    $ 23,255,499       $ 3,908     $ 444,565   $ 23,703,972
Comprehensive income:
   Net income                                                                             766,096                      766,096
   Net change in unrealized gains/(losses) on
     securities available for sale                                                                      (23,358)       (23,358)
   Tax effects                                                                                            7,941          7,941
                                                                                                                  ------------
     Total comprehensive income                                                                                        750,679

Cash dividends declared, $.14 per share                                                  (534,095)                    (534,095)

Issued under dividend reinvestment program                   16,070         202,580                                    202,580
Issued under employee benefit plan                            4,363          53,539                                     53,539
Repurchase and retirement of shares                          (5,807)        (70,014)                                   (70,014)
                                                         ----------   -------------    ----------     ---------- -------------
Balance at March 31, 2003                                 3,816,047    $ 23,441,604     $ 235,909     $ 429,148  $  24,106,661
                                                         ==========   =============    ==========     ========== =============






                                                          See accompanying notes

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)



                                                                              Three Months Ended
                                                                                  March 31,
                                                                             2003            2002
                                                                             ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                           $    766,096    $    663,744
    Adjustments to reconcile net income to net
      cash from operating activities
          Provision for loan losses                                           120,000         120,000
          Net gains on loan sales                                            (281,010)        (55,693)
          Originations of loans held for sale                             (11,705,370)     (2,296,210)
          Proceeds from sales of loans held for sale                       11,986,380       2,351,902
          Gain on sales of securities available for sale                            -         (23,397)
          Depreciation, amortization and accretion                            162,185         130,513
          Net change in accrued interest receivable and other assets         (146,730)      1,333,261
          Net change in accrued expenses and other liabilities               (256,708)        171,615
                                                                         ------------    ------------
               Net cash from operating activities                             644,843       2,395,735

CASH FLOWS FROM INVESTING ACTIVITIES
          Purchases of securities available for sale                       (8,170,046)       (527,220)
          Proceeds from maturities of securities available for sale         4,735,000       1,000,000
          Proceeds from maturities of securities held to maturity                   -         912,900
          Net change in loans                                               4,509,304      (8,700,288)
          Purchases of premises and equipment, net                           (144,240)        (82,174)
                                                                         ------------    ------------
               Net cash from investing activities                             930,018      (7,396,782)

CASH FLOW FROM FINANCING ACTIVITIES
          Net change in deposits                                            6,394,490      (3,820,612)
          Net change in securities sold under agreements to repurchase      2,965,362         965,521
          Net change in U.S. Treasury demand notes                           (242,630)        779,919
          Proceeds from Federal Home Loan Bank advances                             -       2,000,000
          Repayment of Federal Home Loan Bank advances                     (2,835,526)     (1,801,321)
          Repurchase and retirement of shares of common stock                 (70,014)        (13,016)
          Dividends paid and fractional shares                               (532,185)       (496,323)
          Proceeds from sale of common stock                                  256,119         245,997
                                                                         ------------    ------------
               Net cash from financing activities                           5,935,616      (2,139,835)
                                                                         ------------    ------------

Net change in cash and cash equivalents                                     7,510,477      (7,140,882)

Cash and cash equivalents, at beginning of period                          19,269,814      14,347,325
                                                                         ------------    ------------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD                              $ 26,780,291    $  7,206,443
                                                                         ============    ============
Cash paid during the period for
          Interest                                                       $  1,169,287    $  1,380,840
          Federal income taxes                                                      -               -



                                                          See accompanying notes

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1-Summary of Significant Accounting Policies

Basic Presentation
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with Rule 10-01 of regulation S-X and the instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for complete presentation of financial statements. In management's opinion, the condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial condition of Commercial National Financial Corporation as of March 31, 2003 and December 31, 2002 and the results of its operations for the three months ending March 31, 2003 and March 31, 2002. The results for the three months ended March 31, 2003 are not necessarily indicative of the results expected for the full year.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Commercial National Financial Corporation (CNFC), Commercial Bank (Bank) and CNFC Financial Services, Inc. and CNFC Mortgage Corporation, both wholly owned subsidiaries of the Bank. All material intercompany accounts and transactions have been eliminated in consolidation.

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

The principal markets for the Bank's financial services are the Michigan communities in which the Bank is located and the areas surrounding these communities. The Bank serves these markets through nine offices located in Gratiot, Isabella and Montcalm Counties in Michigan.

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

STOCK COMPENSATION Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. There were no grants issued for the periods ending March 31, 2003 and 2002. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation Expense.


                                                                 March 31, 2003          March 31, 2002
                                                                 --------------          --------------
Net income as reported                                       $         766,096        $       663,744
Proforma net income                                                    753,339                643,978

Basic earnings per share as reported                         $             .20        $           .18
Proforma basic earnings per share                            $             .20        $           .17
Diluted earnings per share as reported                       $             .20        $           .18
Proforma diluted earnings per share                          $             .20        $           .17

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION


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

Newly Issued But Not Yet Effective Accounting Standards
New accounting standards on asset retirement obligations, restructuring activities and exit costs, operating leases, and early extinguishment of debt were issued in 2002. The new accounting standards were adopted in 2003, and did not have a material impact on Commercial's financial position or results of operations.



Note 2 - Earnings Per Share
A reconciliation of the numerators and denominators of the basic earnings per share and diluted earnings per share computations for the periods ended is presented below. Stock options representing 147,981 and 129,360 shares of common stock were not considered in computing diluted earnings per share for the three month periods in 2002 and 2003 because they were antidilutive.


                                                                      Three months ended
                                                                  MARCH 31,         March 31,
                                                                    2003              2002
----------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE:
Net income available to common shareholders                    $     766,096       $   663,744

Weighted-average common shares outstanding for
    basic earnings per share                                       3,815,890         3,749,222
----------------------------------------------------------------------------------------------

BASIC EARNINGS PER SHARE                                       $         .20       $       .18
==============================================================================================


DILUTED EARNINGS PER SHARE:
Net income available to common shareholders                    $     766,096       $   663,744

Weighted-average common shares outstanding for basic
    earnings per share                                             3,815,890         3,749,222

Add:

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

Dilutive effect of assumed exercise of stock options                  35,390            27,450
----------------------------------------------------------------------------------------------

Weighted-average common and dilutive additional potential
    common shares outstanding                                      3,851,280         3,776,672
==============================================================================================

DILUTED EARNINGS PER SHARE                                        $      .20        $      .18
==============================================================================================


                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
Summary
Total assets at March 31, 2003 increased to $244,680,000 from $238,251,000 at December 31, 2002. Federal funds sold and other interest bearing deposits increased $10.4 million from December 31, 2002.

The historically low interest rate environment has continued to provide incentive for residential real estate customers to refinance. The majority of residential loan customers are requesting 15 and 30 year fixed rate mortgages. The Bank has elected to sell the majority of these loans to the secondary market. The net result is a decrease of $2.5 million in residential real estate balances. A weak local economy has also negatively affected the demand for business loans, which have decreased $3.5 million. CNFC has experienced a $6 million decrease in loans.

Accrued interest receivable and other assets increased by $1.6 million caused by the transfer of $1.5 million in loans to foreclosed assets. This asset was associated with a loan identified as a non-accrual loan at December 31, 2002.

Despite the low interest rates, short term liabilities including savings and repurchase agreements have continued to grow. Deposit customers are more concerned with safety of principal and lack interest rate incentive to invest money long term. Savings account balances increased $6.4 million and repurchase agreement balances increased $3.0 million. To offset the increased liquidity, management elected not to replace maturing Federal Home Loan Bank advances.

The Bank is leasing a new facility located in Mt. Pleasant Michigan. Management expects this location to be operational during the second quarter of 2003. The leasehold improvements, including furniture and fixtures and technology purchases should not exceed $250,000.

Liquidity
Management defines liquidity as the ability to fund appropriate levels of credit worthy loans, meet the immediate cash withdrawal requirements of depositors, and maintain access to sufficient resources to meet unexpected contingencies at a reasonable cost, with minimal losses.

Management believes that the combination of available FHLB advances, Federal funds lines of credit, the available for sale investment portfolio, and our ability to sell mortgage loans provides adequate short and medium term sources of liquidity. At a minimum the Bank has the following available to meet short-term liquidity needs: $8,000,000 in available FHLB advances and $9,000,000 in short term federal funds lines of credit with correspondent banks.

CNFC also needs cash to pay dividends to its shareholders. The primary source of cash is the dividends paid to CNFC by the Bank. Management believes that cash from operations is sufficient to supply the cash needed to continue paying a reasonable dividend.

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION



Asset Quality
At March 31, 2003 CNFC has identified $3,887,000 of loans as non-performing. This compares to $6,025,000 at December 31, 2002. The $3,887,000 in non-accrual loans represents four business relationships and their related entities. All non-accrual loans are considered impaired and the allowance for loan loss allocated to these loans is $1,385,000. Approximately $1.3 million is allocated to one relationship.

                                                      March 31, 2003        December 31, 2002
Total loans                                          $   178,442,268         $   184,448,296

Non-accrual loans                                    $     3,551,017         $     5,676,390
Accruing loans past due 90 days or more                            -                       -
Restructured Loans (non accrual)                             335,519                 348,520
--------------------------------------------------------------------------------------------
     Total non-performing loans                            3,886,536               6,024,910

Repossessed assets and other real estate                   1,620,970                 120,970
--------------------------------------------------------------------------------------------
     Total non-performing assets                     $     5,507,506         $     6,145,880
============================================================================================

Total non-performing loans as a
     percentage of total loans                                  2.18%                   3.33%
============================================================================================

Allowance for loan loss as a percentage of
     non-performing loans                                      74.87%                  46.20%
============================================================================================

Total non-performing assets as a percentage of
     total assets                                               2.25%                  .2.58%
============================================================================================


Allowance for Loan Loss

                                   Three Months Ended       Year Ended         Three Months Ended
                                      March 31, 2003     December 31, 2002       March 31, 2002
-------------------------------------------------------------------------------------------------
Beginning balance                    $    2,783,234      $       2,586,025      $      2,586,025

Loan charge-offs                            (71,006)              (538,567)               (7,997)
Loan recoveries                              77,481                 54,776                20,796
------------------------------------------------------------------------------------------------
Net loan recoveries/(charge-offs)             6,475               (483,791)               12,799
Provision for loan losses                   120,000                681,000               120,000
------------------------------------------------------------------------------------------------
Ending balance                       $    2,909,709      $       2,783,234      $      2,718,824
================================================================================================

Average loan balance                 $  180,765,000      $     179,831,000      $    171,016,000

Percentage of net charge-offs
  as a percentage of average loans             .003%                (.269)%                 .007%

The allowance for loan losses was 1.63% of total loans at March 31, 2003 and 1.51% at December 31, 2002. Management systematically evaluates the adequacy of the allowance such that the balance is commensurate with the performance of the loan portfolio, loan growth, and general market conditions. Each of these factors is discussed in the following paragraphs.

For purposes of evaluating the adequacy of the allowance, the performance of the loan portfolio is divided into three categories of loans: residential, consumer and business loans. A general provision is determined for each of these categories using the historical loss experience of each category over the last five years. The residential real estate loan portfolio has experienced net recoveries during the last five calendar years of $70,000. Management exited the indirect automobile market approximately 5 years ago and focused consumer lending efforts at our existing customer base. As a result, the consumer loan portfolio has experienced net recoveries in three of the last four calendar years. The Bank has

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

recorded net recoveries for the last four calendar years of $5,000. Despite a slowing economy, the consumer and residential real estate portfolios continue to perform at levels consistent with prior years.

In accordance with FASB's 114 and 118, management identifies specific loans that are experiencing financial difficulty, evaluates each loan for impairment and attempts to identify a specific allowance for each loan. The dollar amount of loans identified as impaired has decreased from $6,025,000 at December 31, 2002 to $3,887,000 at March 31, 2003. During the first quarter management began the foreclosure process on approximately $1.5 million in non-accrual loans. This balance was transferred to repossessed assets and other real estate. The Bank also received a loan payoff on one non-accrual loan customer. In addition, the Bank is receiving regular loan payments on approximately $3,441,000 of the non-accrual loans.

Offsetting the positive news, is the fact that one loan customer, with a specific reserve of $1.3 million, continues to struggle. The customer is currently in violation of several loan covenants and is experiencing marginal cash flow from operations. Management continues to work with the borrower to rehabilitate the loan deficiencies, however, the long term viability of the business is still not resolved. Though management believes the allowance for loan loss is adequate at this time, a deterioration in the collateral or performance of this customer may require management to increase the allowance for loan loss above current levels.

Capital Resources
CNFC's capital ratios continue to exceed regulatory guidelines for a "well capitalized" institution. It is management's intent to maintain capital ratios in excess of the minimum required to be well capitalized. A summary of CNFC's capital ratios follows:

                                                        Minimum Required to be
                                                        Well Capitalized Under          Minimum Required
                        March 31,     December 31,     Prompt Corrective Action            for Capital
                          2003           2002               Regulations                Adequacy Purposes
---------------------------------------------------------------------------------------------------------
Total capital to
  risk weighted assets    14.6%          14.2%                   10.0%                        8.0%
Tier 1 capital to
  risk weighted assets    13.3%          13.0%                    6.0%                        4.0%
Tier 1 capital to
  average assets           9.9%          10.0%                    5.0%                        4.0%

RESULTS OF OPERATIONS
Summary
Net income for the quarter ended March 31, 2003 was $766,000, an increase of $102,000, or 15.4% compared to the same period in 2002. There are three primary factors that affected the increase in net income: a $113,000 increase in net interest income assisted by the recovery of $33,000 in non-accrual interest, a $214,000 or 68% increase in non-interest income caused by continued strong level of sales of residential real estate loans, and a 10.46% increase in non-interest expense caused by the additional overhead to support our new facility in Greenville. Return on average equity increased from 12.02% to 12.94%.

Net Interest Income
The following table illustrates the effect that changes in rates and balances of interest-earning assets and interest-bearing liabilities had on tax-equivalent net interest income for the three months ending March 31, 2003 and 2002.

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION



                                    Three Months Ending March 31,

                                        2003            2002
                                        ----            ----
Interest Income (tax equivalent)    $  3,562,829    $  3,639,262
Interest Expense                       1,154,460       1,330,261
                                    ------------    ------------
Net Interest Income                 $  2,408,369    $  2,309,001
                                    ============    ============

Average Balances
Interest-earning Assets             $226,091,079    $207,572,386
Interest-bearing Liabilities         194,132,893     176,770,888
                                    ------------    ------------
Net Differential                    $ 31,958,186    $ 30,801,498
                                    ============    ============

Average Yields/Rates (annualized)
Yield on Earning Assets                     6.39%           7.11%
Rate Paid on Liabilities                    2.41%           3.05%
                                    ------------    ------------

Interest Spread                             3.98%           4.06%
                                    ============    ============

Net Interest Margin                         4.32%           4.51%
                                    ============    ============



The change in tax equivalent net interest income is attributable to the following:


                                      Three Months Ending

                                         March 31, 2003
                                Balance      Rate       Inc/(Dec)
                               ---------   ---------    ---------
Interest Earning Assets        $ 183,256   $(259,689)   $ (76,433)
Interest Bearing Liabilities      78,023    (253,824)    (175,801)
                               ---------   ---------    ---------
Net Interest Income            $ 105,233   $  (5,865)   $  99,368
                               =========   =========    =========



The $99,000 increase in tax-equivalent net interest income for the three months ending March 31, 2003 resulted from a 19 basis point decrease in margin offset by an increase in average earning assets.

In response to continued economic weakness, the Federal Reserve lowered the Federal funds target rate by 50 basis points in November of 2002. The decrease in short term interest rates negatively impacted margin in the short run. Also negatively impacting margin is the interest not earned and collected on non-accrual loans.

Noninterest Income
Noninterest income for the three months ending March 31, 2003 was $528,000. This represents a $215,000 or 68.69% increase over the same period in 2002.

Net gain on loan sales increased from $56,000 to $281,000. Residential real estate interest rates were at or near 40 year lows during the first quarter of 2003. The Bank continued to experience significant refinancing activity. For the three months ending March 31, 2003, the Bank originated and sold $11,705,000 in residential real estate loans. This compares to $2,352,000 for the three months ended March 31, 2002.

Noninterest Expense
Noninterest expense for the three months ending March 31, 2003 totaled $1,616,000. This represents a $153,000 or 10.46% increase over the same period in 2002.

Salary and benefit expense for the three months ending March 31, 2003 totaled $904,000 compared to $820,000 for the same period in 2002, an increase of $84,000 or 10.2%. Increased staffing for the new Greenville office is the primary reason for the increase. Full time equivalent employees increased from 75 at March 31, 2002 to 80 at March 31, 2003.

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION


Occupancy and equipment increased $80,678 or 36.32% compared to the same period in 2002. The new Greenville office became fully operational during the fourth quarter of 2002. Costs associated with this office, such as depreciation, utilities, property taxes, and insurance contributed to the increase. The Bank also began paying lease payments for the Mt. Pleasant location currently under construction.

Professional fees for the quarter ending March 31, 2003 decreased $16,000 or 15.38% compared to the same period in 2002. During 2002, management had engaged outside consultants to perform special projects including a market study of Greenville Michigan and to assist with implementing an Overdraft Honor program.


ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest rate risk (IRR) is the exposure of a banking organization's financial condition to movements in interest rates. Accepting this risk can be an important source of profitability and stockholder value; however, excessive levels of IRR could pose a threat to earnings and capital. Accordingly, effective risk management that maintains IRR at prudent levels is essential to Commercial's safety and soundness. Evaluating the quantitative level of IRR exposure requires the assessment of existing and potential future effects of changes in interest rates on its consolidated financial condition, including capital adequacy, earnings, liquidity, and, where appropriate, asset quality. Commercial's Asset/Liability Committee ("Committee") is responsible for managing this process.

Commercial derives the majority of income from the excess of interest collected over interest paid. The rates of interest earned on its assets and owed on its liabilities generally are established contractually for a period of time. Since market interest rates change over time, Commercial is exposed to lower profit margins (or losses) if it cannot adapt to interest rate changes.

Commercial is also subject to repayment risk when interest rates fall. For example, mortgage loans and other financial assets may be prepaid by a debtor so that the debtor may refinance their obligations at lower rates. Prepayment of assets carrying higher rates reduces interest income and overall asset yields.

Fluctuating interest rates and prepayment risk provide a challenge in managing the net interest income of the Bank. For example: the Bank may fund a 15 year fixed rate residential real estate loan with a long term amortizing Federal Home Loan Bank Advance. In a stable interest rate environment, the Bank can reasonably predict the net interest income earned. However, if rates fall significantly, the residential mortgage customer may refinance their mortgage at a lower rate. The Bank continues to pay the higher rate on the Federal Home Loan Bank advance, thus eroding net interest income. In an alternative scenario, the Bank funds the same 15 year fixed rate residential real estate loan with 1 year certificates of deposits. If rates rise at the end of one year, the Bank will pay more interest to continue to fund the residential mortgage loan with 1 year certificates of deposit. The net interest income will be lower in year two than it was in the first year of the mortgage loan.

An additional challenge management faces in managing net interest income is the fact that what would maximize net interest income to the Bank may be in conflict with the customers request for products and services. In the current low interest rate environment, management has greater concern that interest rates will rise significantly over time rather than fall. Management would prefer to offer variable rate loan products that would reprice upward as interest rates rise. However, our loan customers are generally requesting long term fixed rate loans. On the funding side, management would like to extend the maturities of its liabilities to match the loan customers request for longer term fixed rate loans. However,

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION


our deposit customers are reluctant to commit to long term certificate of deposits.

Commercial's primary tool in measuring interest rate risk is to perform a simulation analysis. This analysis forecasts the effect of various interest rate changes on the balance sheet, economic value of equity, net interest income and net income. One common scenario performed by the Committee is to "shock" the balance sheet by assuming that Commercial has just experienced an immediate and parallel shift in the yield curve up or down 200 basis points. The model, using data and assumptions determined by management, reprice assets and liabilities at new market rates. The objective of this testing is to determine how the Bank's net interest income and the economic value of equity are affected by extreme changes in interest rates. These results are recorded and compared to previous results. Management performs this calculation quarterly.

The limitation to this methodology is that the interest rate curve rarely shifts 200 basis points immediate and parallel. In addition, a downward 200 basis point shift in today's interest rate environment is not likely. Management is in the process of evaluating software that would allow for comparison of alternative interest rate scenarios, and provide management with better information to assess alternative funding and investing strategies.

The Table below summarizes the effect a 200 basis point immediate and parallel shift of the yield curve has on net income. Net income may decrease in both a falling and rising interest rate environment. In a falling interest rate environment, management does not have the ability to lower deposit rates 200 basis points to offset a decrease in rates on earning assets. Therefore, if rates decreased 200 basis points, margin would likely compress resulting in lower net interest income. In a rising interest rate environment, the duration of earning assets would most likely extend and money currently invested in short term liabilities would benefit from the increase in rates. It is possible that in this scenario, net interest income would also decrease. Though the interest rate risk associated with a rising interest rate environment has increased, management believes the risk is still acceptable.


                       Projected Percentage Change in Net Income
                                    March 31, 2003          December 31, 2003       March 31, 2002
-----------------------------------------------------------------------------------------------------
-200 basis points                        (5.89)%                      (3.50)%            (0.03)%
0 basis points                            0.00                         0.00               0.00
+200 basis points                       (12.01)                      (12.22)             (4.79)


                    COMMERCIAL NATIONAL FINANCIAL CORPORATION


ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures--Jeffrey S. Barker, the Corporation's Principal Executive Officer, and Patrick G. Duffy, the Corporation's Principal Financial Officer, have reviewed and evaluated the effectiveness of the Corporation's disclosure controls and procedures (as defined in Rules 240.13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act)) as of a date within ninety days before the filing date of this quarterly report. Based on their evaluation, they have concluded that the Corporation's disclosure controls and procedures are effective, providing them with material information relating to the Corporation as required to be disclosed in the reports the Corporation files or submits under the Exchange Act on a timely basis.

(b) Changes in internal controls--There were no significant changes in the Corporation's internal controls or in other factors that could significantly affect the Corporation's disclosure controls and procedures subsequent to the date of the evaluation, nor were there any significant deficiencies or material weaknesses in the Corporation's internal controls.


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


                                    Commercial National Financial Corporation
                                                   (Registrant)


Date: May 13, 2003                  /s/  Jeffrey S. Barker
                                    --------------------------------------------
                                    Jeffrey S. Barker
                                    President and Chief Executive Officer


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


DATE: MAY 13, 2003
                                    /s/ Jeffrey S. Barker
                                    --------------------------
                                    Jeffrey S. Barker
                                    President and Chief Executive Officer

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



DATE: MAY 13, 2003
                                       /s/ Patrick G. Duffy
                                       ----------------------------------
                                       Patrick G. Duffy
                                       Executive Vice President and Chief
                                       Financial Officer

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION



                                 EXHIBIT INDEX

Exhibit Number          Description

EXHIBIT 99.1 Certification of Quarterly Report on Form 10-Q of Commercial National Financial Corporation