Form 10-Q
period 2003-06-30
COMMERCIAL NATIONAL FINANCIAL CORP /MI
filed 2003-08-14
CIK 828535

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

           X  Quarterly Report Pursuant to Section 13 or 15(d) of the
          ---
                       Securities and Exchange Act of 1934

                For the quarterly period ended June 30, 2003, or

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

YES        X                          NO
     -------------                         ------------


Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).
YES                                   NO        X
     -------------                         ------------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                         Outstanding at August 11, 2003
           -----                         ------------------------------
        Common Stock                               3,843,223
        No Par Value

                                     INDEX

PART I                                          FINANCIAL INFORMATION
Item 1.             Financial Statements

                    Consolidated Balance Sheets as of June 30, 2003 (unaudited) and December 31, 2002       (Page 3)

                    Consolidated Statements of Income and Other Comprehensive Income (unaudited) for
                    the three and six months ended June 30, 2003 and June 30, 2002                          (Page 4)

                    Consolidated Statements of Changes in Shareholders' Equity (unaudited) for the
                    three months ended June 30, 2003 and June 30, 2002                                      (Page 5)

                    Consolidated Statements of Cash Flows (unaudited) for the six months ended              (Page 6)
                    June 30, 2003 and June 30, 2002

                    Notes to Consolidated Financial Statements (unaudited)                                  (Page 7-9)

Item 2.             Management's Discussion and Analysis of Financial Condition and Results of Operations   (Page 10-14)

Item 3.             Quantitative and Qualitative Disclosures about Market Risk                              (Page 14-15)

Item 4.             Controls and Procedures                                                                 (Page 16)

PART II                                               OTHER INFORMATION

Item 4.             Submission of Matters to a Vote of Security Holders                                     (Page 17)

Item 6.             Exhibits and Reports on Form 8-K                                                        (Page 17-24)



SIGNATURES                                                                                                  (Page 18)



                    COMMERCIAL NATIONAL FINANCIAL CORPORATION


                           CONSOLIDATED BALANCE SHEETS

                                                                                 June 30,        December 31,
                                                                                   2003             2002
                                                                                   ----             ----
                                                                                (Unaudited)
ASSETS
Cash and due from banks                                                        $   5,172,367     $   8,784,826
Federal funds sold                                                                 6,825,000         6,850,000
Other interest bearing deposits                                                    1,761,536         3,634,988
                                                                               -------------     -------------
       Total cash and cash equivalents                                            13,758,903        19,269,814
Securities available for sale                                                     25,232,553        21,345,896
Securities held to maturity (fair value $3,592,976  -
    June 30, 2003; $4,911,696 - December 31, 2002)                                 3,404,808         4,689,025
Federal Home Loan Bank stock, at cost                                              1,668,800         1,647,000
Gross loans receivable                                                           182,655,801       184,448,296
Allowance for loan losses                                                         (2,271,715)       (2,783,234)
                                                                               -------------     -------------
   Net loans receivable                                                          180,384,086       181,665,062
Bank owned life insurance                                                          3,322,481         3,231,374
Premises and equipment, net                                                        3,866,534         3,687,151
Accrued interest receivable and other assets                                       4,128,649         2,715,261
                                                                               -------------     -------------

       Total assets                                                            $ 235,766,814     $ 238,250,583
                                                                               =============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
       Deposits
              Noninterest-bearing demand                                       $  21,094,790     $  21,495,410
              Interest-bearing demand                                             29,485,059        29,872,655
              Savings                                                             62,431,221        59,432,935
              Time                                                                53,873,561        55,258,479
                                                                               -------------     -------------
                    Total deposits                                               166,884,631       166,059,479
       Securities sold under agreements to repurchase                             15,162,721        14,266,239
       Other short-term borrowings                                                   441,984           491,840
       Federal Home Loan Bank advances                                            28,420,749        32,807,086
       Accrued expenses and other liabilities                                      1,109,132           921,967
                                                                               -------------     -------------
              Total liabilities                                                  212,019,217       214,546,611

Shareholders' equity
       Common stock and paid-in-capital, no par value:  5,000,000 shares authorized; shares issued and outstanding
         June 30, 2003 - 3,825,799 and December 31,
         2002 - 3,801,421                                                         23,548,479        23,255,499
       Retained earnings (deficit)                                                  (298,372)            3,908
       Accumulated other comprehensive income, net of tax                            497,490           444,565
                                                                               -------------     -------------
              Total shareholders' equity                                          23,747,597        23,703,972
                                                                               -------------     -------------

                    Total liabilities and shareholders' equity                 $ 235,766,814     $ 238,250,583
                                                                               =============     =============






                                                          See accompanying notes
                                        3

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION


     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

                                                                          Three Months                    Six Months
                                                                          Ended June 30,                Ended June 30,
                                                                        2003          2002            2003           2002
                                                                        ----          ----            ----           ----
Interest and dividend income
    Loans, including fees                                           $ 3,125,574   $ 3,185,954      $ 6,219,668    $ 6,303,430
    Taxable securities                                                  183,544       203,522          363,162        412,468
    Nontaxable securities                                                99,804       118,375          206,804        249,092
    Federal funds sold                                                   27,245        11,492           67,029         40,572
    Federal Home Loan Bank stock dividends                               20,358        21,679           44,358         42,263
    Interest on other deposits                                            6,087         3,447           10,415          8,576
                                                                    -----------   -----------      -----------    -----------
        Total interest and dividend income                            3,462,612     3,544,469        6,911,436      7,056,401

Interest expense
    Deposits                                                            645,281       862,783        1,340,932      1,775,738
    Securities sold under agreements to repurchase                       39,441        37,755           85,436         68,914
    Federal Home Loan Bank advances                                     386,290       378,072          798,353        762,015
    Other                                                                   668         1,103            1,419          3,307
                                                                    -----------   -----------      -----------    -----------
        Total interest expense                                        1,071,680     1,279,713        2,226,140      2,609,974

Net interest income                                                   2,390,932     2,264,756        4,685,296      4,446,427

Provision for loan losses                                             1,230,000       167,000        1,350,000        287,000
                                                                    ------------  -----------      -----------    -----------
Net interest income after provision for loan losses                   1,160,932     2,097,756        3,335,296      4,159,427

Noninterest income
    Service charges and fees                                            117,151       118,120          234,409        224,932
    Net gains on loan sales                                             260,121        38,179          541,131         93,872
    Receivable financing fees                                            43,225        46,647           84,426         83,738
    Net security gains                                                        -         4,168                -         27,565
    Other                                                                15,990       113,260          104,103        203,763
                                                                    -----------   -----------      -----------    -----------
        Total noninterest income                                        436,487       320,374          964,069        633,870

Noninterest expense
    Salaries and employee benefits                                      929,527       805,584        1,833,669      1,625,715
    Occupancy and equipment                                             319,674       223,574          622,493        445,715
    FDIC insurance                                                        6,882         8,178           14,184         16,413
    Printing, postage and supplies                                       66,764        65,064          137,931        138,837
    Professional and outside services                                   104,508        90,154          192,259        194,361
    Other                                                               273,046       256,818          516,315        491,654
                                                                    -----------   -----------      -----------    -----------
        Total noninterest expense                                     1,700,401     1,449,372        3,316,851      2,912,695
                                                                    -----------   -----------      -----------    -----------
Income before income tax expense                                       (102,982)      968,758          982,514      1,880,602
Income tax expense (benefit)                                           (105,400)      291,200          214,000        539,300
                                                                    -----------   -----------      -----------    -----------
Net income                                                          $     2,418   $   677,558      $   768,514    $ 1,341,302
                                                                    ===========   ===========      ===========    ===========
Net change in unrealized gains on securities available for sale     $   103,547   $   188,243      $    80,189    $    89,392
Reclassification adjustment for (gains) recognized in income                 -         (4,168)               -        (27,565)
Tax effects                                                             (35,205)      (62,586)         (27,264)       (21,021)
                                                                    -----------   -----------      -----------    -----------
Total comprehensive income                                          $    70,760   $   799,047      $   821,439    $ 1,382,108
                                                                    ===========   ===========      ===========    ===========

Per share information
    Basic earnings                                                  $         -   $      0.18      $      0.20    $      0.35
    Diluted earnings                                                $         -   $      0.18      $      0.20    $      0.35
    Dividends declared                                              $      0.14   $      0.13      $      0.28    $      0.27



                                                          See accompanying notes

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION




           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY Six Months ended June 30, 2003 and June 30, 2002 (Unaudited)

                                                                                                Accumulated
                                                       Shares        Common                        Other
                                                       Issued       Stock and      Retained    Comprehensive      Total
                                                         and         Paid in       Earnings    Income/(Loss),  Shareholders'
                                                     Outstanding     Capital       (Deficit)     Net of Tax       Equity
----------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2002                            3,725,085   $ 22,104,910    $  (416,257)  $  375,625     $ 22,064,278

Comprehensive income:
   Net income                                                                       1,341,302                     1,341,302
   Net change in unrealized gains/(losses) on
     securities available for sale                                                                  89,392           89,392
   Reclassification adjustment for gains
      recognized in income                                                                         (27,565)         (27,565)
   Tax effects                                                                                     (21,021)         (21,021)
                                                                                                               ------------
     Total comprehensive income                                                                                   1,382,108

Cash dividends declared, $.27 per share                                            (1,003,304)                   (1,003,304)

Issued under dividend reinvestment program               43,341        406,127                                      406,127
Issued under stock option plans                           6,939         47,690                                       47,690
Issued under employee benefit plan                        3,880         39,713                                       39,713
Repurchase and retirement of shares                      (4,570)       (51,793)                                     (51,793)
                                                     ----------   ------------    -----------   ----------     ------------
Balance at June 30, 2002                              3,774,675   $ 22,546,647    $   (78,259)  $  416,431     $ 22,884,819
                                                     ==========   ============    ===========   ==========     ============

============================================================================================================================

Balance at January 1, 2003                            3,801,421   $ 23,255,499    $     3,908   $  444,565     $ 23,703,972
Comprehensive income:
   Net income                                                                         768,514                       768,514
   Net change in unrealized gains/(losses) on
     securities available for sale                                                                  80,189           80,189
   Tax effects                                                                                     (27,264)         (27,264)
                                                                                                               ------------
     Total comprehensive income                                                                                     821,439

Cash dividends declared, $.28 per share                                            (1,070,794)                   (1,070,794)

Issued under dividend reinvestment program               34,086        409,032                                      409,032
Issued under stock option plans                              48            318                                          318
Issued under employee benefit plan                        3,370         40,956                                       40,956
Repurchase and retirement of shares                     (13,126)      (157,326)                                    (157,326)
                                                     ----------   ------------    -----------   ----------     ------------
Balance at June 30, 2003                              3,825,799   $ 23,548,479    $  (298,372)  $  497,490     $ 23,747,597
                                                     ==========   ============    ===========   ==========     ============





                                                          See accompanying notes

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION


                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                                 Six Months Ended
                                                                                                      June 30,
                                                                                                2003             2002
                                                                                                ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                              $    768,514    $  1,341,302
    Adjustments to reconcile net income to net
      cash from operating activities
          Provision for loan losses                                                            1,350,000         287,000
          Net gains on loan sales                                                               (541,131)        (93,872)
          Originations of loans held for sale                                                (22,696,920)     (4,401,919)
          Proceeds from sales of loans held for sale                                          23,238,051       4,495,791
          Gain on sales of securities available for sale                                               -         (27,565)
          Depreciation, amortization and accretion                                               343,188         252,216
          Net change in accrued interest receivable and other assets                            (113,237)      1,336,476
          Net change in accrued expenses and other liabilities                                   182,651         (39,105)
                                                                                            ------------    ------------
               Net cash from operating activities                                              2,531,116       3,150,324

CASH FLOWS FROM INVESTING ACTIVITIES
          Purchases of securities available for sale                                         (14,425,946)     (1,533,829)
          Purchases of FHLB stock                                                                (21,800)              -
          Proceeds from maturities of securities available for sale                           10,517,199       3,000,000
          Proceeds from maturities of securities held to maturity                              1,280,000       2,578,900
          Net change in loans                                                                 (1,492,050)    (13,275,506)
          Purchases of premises and equipment                                                   (411,571)       (390,860)
                                                                                            ------------    ------------
               Net cash from investing activities                                             (4,554,168)     (9,621,295)

CASH FLOW FROM FINANCING ACTIVITIES
          Net change in deposits                                                                 825,152      (1,549,218)
          Net change in securities sold under agreements to repurchase                           896,482       3,988,463
          Net change in U.S. Treasury demand notes                                               (49,856)        431,735
          Proceeds from Federal Home Loan Bank advances                                                -       5,000,000
          Repayment of Federal Home Loan Bank advances                                        (4,386,337)     (4,209,995)
          Repurchase and retirement of shares of common stock                                    (63,028)        (51,793)
          Dividends paid and fractional shares                                                (1,066,280)       (996,407)
          Proceeds from sale of common stock                                                     356,008         493,530
                                                                                            ------------    ------------
               Net cash from financing activities                                             (3,487,859)      3,106,315
                                                                                            ------------    ------------

Net change in cash and cash equivalents                                                       (5,510,911)     (3,364,656)

Cash and cash equivalents, at beginning of period                                             19,269,814      14,347,325
                                                                                            ------------    ------------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                                 $ 13,758,903    $ 10,982,669
                                                                                            ============    ============
Cash paid during the period for
          Interest                                                                          $  2,250,080    $  2,676,056
          Federal income taxes                                                                   684,000         610,000

                                                          See accompanying notes

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1-Summary of Significant Accounting Policies

Basic Presentation
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with Rule 10-01 of regulation S-X and the instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for complete presentation of financial statements. In management's opinion, the condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial condition of Commercial National Financial Corporation as of June 30, 2003 and December 31, 2002 and the results of its operations for the three and six months ending June 30, 2003 and June 30, 2002. The results for the three and six months ended June 30, 2003 are not necessarily indicative of the results expected for the full year.

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

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

                                                Quarter to Date                       Year to Date
                                         June 30, 2003   June 30, 2002      June 30, 2003   June 30, 2002
---------------------------------------------------------------------------------------------------------
Net income as reported                  $     2,418       $   677,558      $   768,514       $ 1,341,302
Stock-based compensation expense            (28,470)          (15,943)         (53,361)          (28,922)
--------------------------------------------------------------------------------------------------------
Proforma net income                     $   (26,052)      $   661,615      $   715,153       $ 1,312,380
========================================================================================================

Basic earnings per share as reported    $       .00       $       .18      $       .20       $       .35
Proforma basic earnings per share       $      (.01)      $       .18      $       .19       $       .35
Diluted earnings per share as reported  $       .00       $       .18      $       .20       $       .35
Proforma diluted earnings per share     $      (.01)      $       .17      $       .18       $       .34


The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of the grant date.

                                                Quarter to Date                      Year to Date
                                         June 30, 2003   June 30, 2002      June 30, 2003   June 30, 2002
---------------------------------------------------------------------------------------------------------
Risk-free interest rate                       3.57%           4.08%              3.57%           4.08%
Expected option life                         10.00            9.45              10.00            9.45
Expected stock price volatility              21.10           40.83              21.10           40.83
Dividend yield                                4.31%           4.70%              4.31%           4.70%


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

Note 2 - Earnings Per Share
A reconciliation of the numerators and denominators of the basic earnings per share and diluted earnings per share computations for the periods ended is presented below. Stock options representing 147,981 and 129,360 shares of common stock were not considered in computing diluted earnings per share for the three and six month periods in 2002 and 2003 because they were antidilutive.

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

                                                                      Three months ended             Six Months ended
                                                                   JUNE 30,        June 30,        JUNE 30,       June 30,
                                                                     2003             2002           2003           2002
-------------------------------------------------------------------------------------------------------------------------

BASIC EARNINGS PER SHARE:
Net income available to common shareholders                     $       2,418    $   677,558    $   768,514  $  1,341,302

Weighted-average common shares outstanding for
    basic earnings per share                                        3,825,228      3,767,524      3,825,228     3,737,524
-------------------------------------------------------------------------------------------------------------------------

BASIC EARNINGS PER SHARE                                        $         .00    $       .18    $       .20  $        .35
=========================================================================================================================


DILUTED EARNINGS PER SHARE:
Net income available to common shareholders                     $       2,418    $   677,558    $   768,514  $  1,341,302

Weighted-average common shares outstanding for basic
    earnings per share                                              3,825,228      3,767,524      3,825,228     3,767,524

Add:
Dilutive effect of assumed exercise of stock options                   41,058         38,646         41,058        38,646
-------------------------------------------------------------------------------------------------------------------------

Weighted-average common and dilutive additional potential
    common shares outstanding                                       3,866,286      3,806,170      3,866,286     3,806,170
=========================================================================================================================

DILUTED EARNINGS PER SHARE                                      $         .00    $       .18    $       .20  $        .35
=========================================================================================================================

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION



ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION
Summary
The historically low interest rate environment continued to provide incentive for residential real estate customers to refinance their residential mortgage. The Bank originated and sold $22,697,000 in loans during the first six months of 2003 compared to $4,402,000 during the same period in 2002. A weak local economy has also negatively affected the demand for business loans, which have decreased $7.1 million since December 31, 2002.

Savings account balances increased $3.0 million and repurchase agreement balances increased $.9 million compared to December 31, 2002 balances. The effect of increased mortgage loan sales, lower business loan totals, and increased short term deposits contributed to increased liquidity. Management has attempted to reduce liquidity through the scheduled repayment of FHLB advances, and by reducing dependence on network and jumbo certificate of deposits. FHLB totals decreased $4,386,000 and certificate of deposits decreased $1,385,000. The combined effect of the factors listed above was to reduce total assets from $238,251,000 at December 31, 2002 to $235,767,000 at June 30, 2003.

Accrued interest receivable and other assets increased by $1,413,000 compared to December 31, 2002 balance primarily caused by the transfer of $1,500,000 in loans to foreclosed assets. This asset was associated with a loan identified as a non-accrual loan at December 31, 2002.

During the quarter ending June 30, 2003 CNFC opened a full service office in Mt. Pleasant, Michigan. The office location is leased under an operating lease. Therefore, the office opening has had minimal impact on the balance sheet.

Liquidity
Management defines liquidity as the ability to fund appropriate levels of credit worthy loans, meet the immediate cash withdrawal requirements of depositors, and maintain access to sufficient resources to meet unexpected contingencies at a reasonable cost, with minimal losses.

Management believes that the combination of available FHLB advances, Federal funds lines of credit, the available for sale investment portfolio, and our ability to sell mortgage loans provides adequate short and medium term sources of liquidity. At a minimum the Bank has the following available to meet short-term liquidity needs: $8,319,000 in available FHLB advances and $9,000,000 in short term federal funds lines of credit with correspondent banks.

CNFC also needs cash to pay dividends to its shareholders. The primary source of cash is the dividends paid to CNFC by the Bank. Management believes that cash from operations is sufficient to supply the cash needed to continue paying a reasonable dividend.

Asset Quality
At June 30, 2003 CNFC has identified $2,589,000 of loans as non-performing. This compares to $6,025,000 at December 31, 2002. The $2,589,000 in non-accrual loans represents four business relationships and their related entities. All non-accrual loans are considered impaired and the allowance for loan loss allocated to these loans is $1,385,000. Of the $3,436,000 decrease in non-performing loans, $1,500,000 was transferred to repossessed assets and other real estate during the first quarter and an additional $1,666,000 was charged off during the second quarter. The remaining $270,000 decrease was the result of principal reduction either because of loan payments, or improved financial condition.

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION


                                                         June 30, 2003          December 31, 2002
                                                         -------------          -----------------
Total loans                                             $   182,655,801         $     184,448,296

Non-accrual loans                                       $     2,589,399         $       5,676,390
Accruing loans past due 90 days or more                               -                         -
Restructured Loans (non accrual)                                      -                   348,520
-------------------------------------------------------------------------------------------------
     Total non-performing loans                               2,589,399                 6,024,910

Repossessed assets and other real estate                      1,548,948                   120,970
-------------------------------------------------------------------------------------------------
     Total non-performing assets                        $     4,138,347         $       6,145,880
=================================================================================================

Total non-performing loans as a
     percentage of total loans                                    1.42%                     3.33%
=================================================================================================

Allowance for loan loss as a percentage of
     non-performing loans                                        87.73%                    46.20%
=================================================================================================

Total non-performing assets as a percentage of
     total assets                                                 1.76%                     2.58%
=================================================================================================

Allowance for Loan Loss
-----------------------
                                   Three Months Ended    Three Months Ended       Six Months Ended     Six Months Ended
                                     June 30, 2003         June 30, 2002           June 30, 2003         June 30, 2002
------------------------------------------------------------------------------------------------------------------------

Beginning balance                    $    2,909,709        $     2,718,824         $     2,783,234        $    2,586,025

Loan charge-offs                         (1,874,357)                (3,225)             (1,945,362)              (11,222)
Loan recoveries                               6,363                 14,394                  83,843                35,190
------------------------------------------------------------------------------------------------------------------------
Net loan recoveries/(charge-offs)        (1,867,994)                11,169              (1,861,519)               23,968
Provision for loan losses                 1,230,000                167,000               1,350,000               287,000
------------------------------------------------------------------------------------------------------------------------
Ending balance                       $    2,271,715        $     2,896,993         $     2,271,715        $    2,896,993
========================================================================================================================

Average loan balance                 $  181,690,000        $   179,285,000         $   181,230,000        $  175,173,000

Percentage of net charge-offs
  as a percentage of average loans          (1.02)%                  0.00%                 (1.03)%                  .00%

The allowance for loan losses was 1.24% of total loans at June 30, 2003 and 1.51% at December 31, 2002. Management systematically evaluates the adequacy of the allowance such that the balance is commensurate with the performance of the loan portfolio.

For purposes of evaluating the adequacy of the allowance, the performance of the loan portfolio is divided into four classifications: non-classified, watch, substandard-not impaired, and substandard-impaired. Management has subdivided the classifications of non-classified and watch into the following categories of loans: residential, consumer and business loans.

Non-classified loans are loans that are viewed as homogeneous categories. These loans are generally current and performing as agreed. Commercial establishes a reserve on these categories of non-classified loans using the last three year historical charge-off experience.

Watch credits are loans that management has identified as having some change that requires additional loan officer monitoring. These loans are generally paying as agreed, however, the ability to meet debt obligations, while adequate, has deteriorated. These loans are not considered impaired within the definition of FAS 114 and 118 and are viewed as homogeneous categories.

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION


Substandard-impaired and substandard-not impaired loans are business loans that management reviews for impairment under FAS 114 and 118. Management reviews these loans individually for impairment using either the present value of expected cash flow or the value of collateral. Loans not considered impaired are grouped as a homogenous category. A reserve is established on this category using historical loss experience. A specific reserve is calculated for each loan identified as impaired, however, the total allowance is available for any loan.

The residential real estate loan portfolio has experienced net recoveries during the last three calendar years of $45,000. The consumer loan portfolio has experienced net recoveries of $8,000 during the last three calendar years. Despite a slowing economy, the consumer and residential real estate portfolios continue to perform at levels consistent with prior years.

However, the business portfolio has not performed as well. During the quarter, management identified additional collateral deficiency for a loan relationship previously identified as impaired. In addition, management charged-off $1,868,000 during the quarter. Approximately $1,735,000 was related to one borrower also previously identified as impaired, however, the amount charged-off exceeded the previously identified exposure related to this loan. These two events, incorporated into management's allowance for loan loss methodology resulted in a $1,230,000 provision for loan loss during the quarter.


Capital Resources
CNFC's capital ratios continue to exceed regulatory guidelines for a "well capitalized" institution. It is management's intent to maintain capital ratios in excess of the minimum required to be well capitalized. A summary of CNFC's capital ratios follows:

                                                               Minimum Required to be
                                                               Well Capitalized Under         Minimum Required
                             June 30,       December 31,      Prompt Corrective Action          for Capital
                               2003            2002                Regulations               Adequacy Purposes
--------------------------------------------------------------------------------------------------------------
Total capital to
  risk weighted assets         14.5%           14.2%                   10.0%                       8.0%
Tier 1 capital to
  risk weighted assets         13.3%           13.0%                    6.0%                       4.0%
Tier 1 capital to
  average assets                9.7%           10.0%                    5.0%                       4.0%


RESULTS OF OPERATIONS
Summary
Net income for the quarter ended June 30, 2003 was $2,000, a decrease of $675,000 compared to the same period in 2002. There are three primary factors that affected the decrease in net income: a $1,063,000 increase in the provision for loan loss, a $116,000 or 36.2% increase in non-interest income caused by continued strong level of sales of residential real estate loans to the secondary market, and a $251,000 or 17.3% increase in non-interest expense caused by the additional overhead to support our new facilities in Greenville and Mt. Pleasant, Michigan and the addition of staff in our business loan processing department.


Net Interest Income
The following table illustrates the effect that changes in rates and balances of interest-earning assets and interest-bearing liabilities had on tax-equivalent net interest income for the three and six months ending June 30, 2003 and 2002.

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

                                          Three Months Ending June 30,              Six Months Ending June 30,
                                            2003                2002                2003                  2002
                                            ----                ----                ----                  ----
Interest Income (tax equivalent)        $  3,574,006        $   3,677,418       $   7,136,836         $   7,316,630
Interest Expense                           1,071,678            1,279,713           2,226,139             2,609,974
                                        ------------        -------------       -------------         -------------
Net Interest Income                     $  2,502,328        $   2,397,705       $   4,910,697         $   4,706,656
                                        ============        =============       =============         =============

Average Balances
Interest-earning Assets                 $224,495,461        $ 210,289,753       $ 225,288,866         $ 208,938,575
Interest-bearing Liabilities             193,030,080          178,026,591         193,547,969           177,402,209
                                        ------------        -------------       -------------         -------------
Net Differential                        $ 31,465,381        $  32,263,162       $  31,740,897         $  31,536,366
                                        ============        =============       =============         =============

Average Yields/Rates (annualized)
Yield on Earning Assets                        6.39%                7.01%               6.39%                 7.06%
Rate Paid on Liabilities                       2.23%                2.88%               2.32%                 2.97%
                                               -----                -----               -----                 -----

Interest Spread                                4.16%                4.13%               4.07%                 4.09%
                                               =====                =====               =====                 =====

Net Interest Margin                            4.47%                4.57%               4.40%                 4.54%
                                               =====                =====               =====                 =====





The change in tax equivalent net interest income is attributable to the following:

                                        Three Months Ending                              Six Months Ending
                                           June 30, 2003                                   June 30, 2003
                               Balance          Rate        Inc/(Dec)          Balance          Rate          Inc/(Dec)
                               -------          ----        ---------          -------          ----          ---------
Interest Earning
Assets                        $ 90,910      $ (194,322)    $ (103,412)        $ 275,168      $ (454,962)     $ (179,794)
Interest Bearing
Liabilities                     48,861        (256,898)      (208,037)          125,934        (509,769)       (383,835)
                              --------      ----------     ----------         ---------      ----------      ----------
Net Interest Income           $ 42,049      $   62,576      $ 104,625         $ 149,234      $   54,807      $   204,041
                              ========      ==========     ==========         =========      ==========      ===========

The $105,000 increase in tax-equivalent net interest income for the three months ending June 30, 2003 resulted from a 10 basis point decrease in margin offset by a $14,206,000 increase in average earning assets.

Since June 30, 2002 the Federal Reserve lowered the Federal funds target rate by 50 basis points in November of 2002 and 25 basis points in June of 2003. The decrease in short term interest rates negatively impacted margin in the short run. Also negatively impacting margin is the interest not earned and collected on non-accrual loans.

The factors affecting the $ 204,000 increase in net interest income for the six months ending June 30, 2003 are similar to those described above for the three months ending June 30, 2003.

Noninterest Income
Noninterest income for the three months ending June 30, 2003 was $436,000. This represents a $116,000 or 36.2% increase over the same period in 2002.

Net gain on loan sales increased from $38,000 to $260,000. The Bank continued to experience significant refinancing activity. For the three months ending June 30, 2003, the Bank originated and sold $22,697,000 in residential real estate loans. This compares to $4,402,000 for the three months ended June 30, 2002.

At the end of each quarter, management values the value of mortgage servicing rights. The low interest rate environment has allowed home owners to refinance residential real estate loans several times during the last two years. The resulted in a deterioration in the value of mortgage servicing rights booked at the time of loan sales to the secondary market. At June 30, 2003, CNFC recorded a $148,000 valuation to recognize that the market value for mortgage servicing rights was less than the unamortized cost.

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION


The factors affecting the $330,000 increase in noninterest income for the six months ending June 30, 2003 are similar to those described above for the three months ending June 30, 2003.

Noninterest Expense
Noninterest expense for the three months ending June 30, 2003 totaled $1,700,000. This represents a $251,000 or 17.3% increase over the same period in 2002.

Salary and benefit expense for the three months ending June 30, 2003 totaled $930,000 compared to $806,000 for the same period in 2002, an increase of $124,000 or 15.4%. Increased staffing for the new Greenville and Mt. Pleasant offices and the business loan processing department are the primary reason for the increase. Full time equivalent employees increased from 74 at June 30, 2002 to 85 at June 30, 2003.

Occupancy and equipment increased $96,100 or 43.0% compared to the same period in 2002. Costs associated with operating the new Greenville and Mt. Pleasant offices contributed to the increase expense.

Professional fees for the quarter ending June 30, 2003 increased $14,000 or 15.9% compared to the same period in 2002. Search fees for lending staff for our Mt. Pleasant office contributed to the increase.

The factors affecting the $404,000 increase in noninterest expense for the six months ending June 30, 2003 are similar to those described above for the three months ending June 30, 2003.


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

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION


An additional challenge management faces in managing net interest income is the fact that what would maximize net interest income to the Bank may be in conflict with the customers request for products and services. In the current low interest rate environment, management has greater concern that interest rates will rise significantly over time rather than fall. Management would prefer to offer variable rate loan products that would reprice upward as interest rates rise. However, our loan customers are generally requesting long term fixed rate loans. On the funding side, management would like to extend the maturities of its liabilities to match the loan customers request for longer term fixed rate loans. However, our deposit customers are reluctant to commit to long term certificate of deposits.

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


                    Projected Percentage Change in Net Income

                       June 30, 2003       December 31, 2002      June 30, 2002
--------------------------------------------------------------------------------

-200 basis points          (6.98)%              (3.50)%               (0.03)%
0 basis points              0.00                 0.00                  0.00
+200 basis points         (14.58)              (12.22)                (4.79)

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION


ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures--Jeffrey S. Barker, the Corporation's Principal Executive Officer, and Patrick G. Duffy, the Corporation's Principal Financial Officer, have reviewed and evaluated the effectiveness of the Corporation's disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act)) as of a date within ninety days before the filing date of this quarterly report. Based on their evaluation, they have concluded that the Corporation's disclosure controls and procedures are effective, providing them with material information relating to the Corporation as required to be disclosed in the reports the Corporation files or submits under the Exchange Act on a timely basis.

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

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION


PART II.                           OTHER INFORMATION


Item 4            Submission of Matters to a Vote of Security Holders

Commercial National Financial Corporation held its annual meeting of shareholders on April 22, 2003. A total of 3,316,147 shares were represented in person or by proxy, or more than 86.9% of the total shares outstanding.

Proposal:         Shareholders elected 10 Director nominees named in the Proxy
                  Statement.

Name                                  For                    Against
--------------------------------------------------------------------
Richard F. Abbott                   3,308,931                 72,160
Jefferson P. Arnold                 3,308,931                 72,160
Jeffrey S. Barker                   3,308,931                 72,160
Don J. Dewey                        3,308,931                 72,160
Patrick G. Duffy                    3,308,931                 72,160
David A. Ferguson                   3,308,931                 72,160
Paul B. Luneack                     3,308,931                 72,160
Kim C. Newson                       3,308,407                 72,684
Howard D. Poindexter                3,308,931                 72,160
Scott E. Sheldon                    3,305,107                 75,984

ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K
                  (a)      Exhibits:
                           31.1 Certification of Chief Executive Officer
                           31.2 Certification of Chief Financial Officer
                           32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  (b)      Report on Form 8-K
                           Current report on Form 8-K dated May 30, 2003 filed with the Security and Exchange Commission on June 3, 2003

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


                                    Commercial National Financial Corporation
                                                  (Registrant)


Date: August 13, 2003               /s/ Jeffrey S. Barker
                                    -----------------------------------------

                                    Jeffrey S. Barker
                                    President and Chief Executive Officer


                                    /s/ Patrick G. Duffy
                                    -----------------------------------------
                                    Patrick G. Duffy
                                    Executive Vice President and Chief Financial
                                    Officer

                               10-Q EXHIBIT INDEX


EXHIBIT NO.    DESCRIPTION

EX-31.1        Certification of Chief Executive Officer pursuant to Section 302

EX-31.2        Certification of Chief Financial Officer pursuant to Section 302

EX-32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002