Form 10-Q
period 2003-09-30
COMMERCIAL NATIONAL FINANCIAL CORP /MI
filed 2003-11-14
CIK 828535

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

            X Quarterly Report Pursuant to Section 13 or 15(d) of the
           ---
                       Securities and Exchange Act of 1934

              For the quarterly period ended September 30, 2003, or

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

YES           X                                    NO
         ------------                                      --------------

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

YES                                                NO             X
         ------------                                      --------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                             Outstanding at November 3, 2003
           -----                             -------------------------------
        Common Stock                                   3,860,282
        No Par Value

                                      INDEX


PART I                                 FINANCIAL INFORMATION


Item 1.             Financial Statements

                    Consolidated Balance Sheets as of September 30, 2003                (Page 3)
                    (unaudited) and December 31, 2002

                    Consolidated Statements of Income and Other Comprehensive           (Page 4)
                    Income (unaudited) for the three and nine months ended
                    September 30, 2003 and September 30, 2002

                    Consolidated Statements of Changes in Shareholders' Equity          (Page 5)
                    (unaudited) for the nine months ended September 30, 2003 and
                    September 30, 2002

                    Consolidated Statements of Cash Flows (unaudited) for the           (Page 6)
                    nine months ended September 30, 2003 and September 30, 2002

                    Notes to Consolidated Financial Statements (unaudited)              (Page 7-9)

Item 2.             Management's Discussion and Analysis of Financial Condition         (Page 10-14)
                    and Results of Operations

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


Item 4.             Controls and Procedures                                             (Page 16)

PART II                                               OTHER INFORMATION

Item 4.             Submission of Matters to a Vote of Security Holders                 (Page 17)

Item 6.             Exhibits and Reports on Form 8-K                                    (Page 17-24)



SIGNATURES                                                                              (Page 18)


                   COMMERCIAL NATIONAL FINANCIAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS



                                                                             September 30,       December 31,
                                                                                 2003               2002
                                                                             -------------      -------------
                                                                              (Unaudited)
ASSETS
Cash and due from banks                                                      $   5,569,806      $   8,784,826
Federal funds sold                                                               3,670,614          6,850,000
Other interest bearing deposits                                                    822,043          3,634,988
                                                                             -------------      -------------
       Total cash and cash equivalents                                          10,062,463         19,269,814
Securities available for sale                                                   24,157,616         21,345,896
Securities held to maturity (fair value $3,306,631 -
    September 30, 2003; $4,911,696 - December 31, 2002)                          3,153,460          4,689,025
Federal Home Loan Bank stock, at cost                                            1,689,500          1,647,000
Gross loans receivable                                                         188,226,893        184,448,296
Allowance for loan losses                                                       (2,710,505)        (2,783,234)
                                                                             -------------      -------------
    Net loans receivable                                                       185,516,388        181,665,062
Bank owned life insurance                                                        3,360,389          3,231,374
Premises and equipment, net                                                      3,945,765          3,687,151
Accrued interest receivable and other assets                                     3,114,350          2,715,261
                                                                             -------------      -------------
       Total assets                                                          $ 234,999,931      $ 238,250,583
                                                                             =============      =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
       Deposits
              Noninterest-bearing demand                                     $  21,659,113      $  21,495,410
              Interest-bearing demand                                           28,969,092         29,872,655
              Savings                                                           62,581,345         59,432,935
              Time                                                              52,375,470         55,258,479
                                                                             -------------      -------------
                    Total deposits                                             165,585,020        166,059,479
       Securities sold under agreements to repurchase                           14,116,848         14,266,239
       Other short-term borrowings                                                 165,804            491,840
       Federal Home Loan Bank advances                                          29,891,690         32,807,086
       Accrued expenses and other liabilities                                    1,200,240            921,967
                                                                             -------------      -------------
              Total liabilities                                                210,959,602        214,546,611

Shareholders' equity
       Common stock and paid-in-capital, no par value: 5,000,000 shares authorized; shares issued and outstanding
         September 30, 2003 - 3,842,203 and December 31,
         2002 - 3,801,421                                                       23,736,347         23,255,499
       Retained earnings (deficit)                                                 (17,987)             3,908
       Accumulated other comprehensive income, net of tax                          321,969            444,565
                                                                             -------------      -------------
              Total shareholders' equity                                        24,040,329         23,703,972
                                                                             -------------      -------------

                    Total liabilities and shareholders' equity               $ 234,999,931      $ 238,250,583
                                                                             =============      =============


                                                         See accompanying notes

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION

     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)




                                                                        Three Months                       Nine Months
                                                                    Ended September 30,                Ended September 30,
                                                                    2003            2002             2003             2002
                                                                ------------    ------------     ------------     ------------
Interest and dividend income
    Loans, including fees                                       $  3,283,747    $  3,203,445     $  9,503,415     $  9,506,875
    Taxable securities                                               176,486         182,267          539,648          594,735
    Nontaxable securities                                             90,415         112,770          297,219          361,862
    Federal funds sold                                                10,207          27,670           77,236           68,242
    Federal Home Loan Bank stock dividends                            19,741          24,573           64,099           66,836
    Interest on other deposits                                         2,315           6,369           12,730           14,945
                                                                ------------    ------------     ------------     ------------
        Total interest and dividend income                         3,582,911       3,557,094       10,494,347       10,613,495

Interest expense
    Deposits                                                         560,532         838,541        1,901,464        2,614,279
    Securities sold under agreements to repurchase                    33,731          42,197          119,167          111,111
    Federal Home Loan Bank advances                                  379,753         431,300        1,178,106        1,193,315
    Other                                                                640           1,454            2,059            4,761
                                                                ------------    ------------     ------------     ------------
        Total interest expense                                       974,656       1,313,492        3,200,796        3,923,466

Net interest income                                                2,608,255       2,243,602        7,293,551        6,690,029

Provision for loan losses                                            431,000         274,000        1,781,000          561,000
                                                                ------------    ------------     ------------     ------------
Net interest income after provision for loan losses                2,177,255       1,969,602        5,512,551        6,129,029

Noninterest income
    Service charges and fees                                         124,365         132,329          358,774          357,261
    Net gains on loan sales                                          238,554         196,893          779,685          290,765
    Receivable financing fees                                         36,840          39,196          121,266          122,934
    Net security gains                                                    --              --               --           27,565
    Other                                                            372,182         132,857          476,285          336,620
                                                                ------------    ------------     ------------     ------------
        Total noninterest income                                     771,941         501,275        1,736,010        1,135,145

Noninterest expense
    Salaries and employee benefits                                   961,804         859,784        2,795,473        2,485,499
    Occupancy and equipment                                          292,474         202,266          914,967          647,981
    FDIC insurance                                                     7,245           6,942           21,429           23,355
    Printing, postage and supplies                                    67,639          65,686          205,570          204,523
    Professional and outside services                                118,053          91,548          310,312          285,909
    Other                                                            321,545         252,626          837,860          744,280
                                                                ------------    ------------     ------------     ------------
        Total noninterest expense                                  1,768,760       1,478,852        5,085,611        4,391,547
                                                                ------------    ------------     ------------     ------------
Income before income tax expense                                   1,180,436         992,025        2,162,950        2,872,627
Income tax expense (benefit)                                         362,000         249,400          576,000          788,700
                                                                ------------    ------------     ------------     ------------
Net income                                                      $    818,436    $    742,625     $  1,586,950     $  2,083,927
                                                                ============    ============     ============     ============
Net change in unrealized gains on securities available for sale $   (265,940)   $    141,005     $   (185,751)    $    230,504
Reclassification adjustment for (gains) recognized in income              --              --               --          (27,565)
Tax effects                                                           90,419         (47,942)          63,155          (68,999)
                                                                ------------    ------------     ------------     ------------
Total comprehensive income                                      $    642,915    $    835,688     $  1,464,354     $  2,217,867
                                                                ============    ============     ============     ============

Per share information
    Basic earnings                                              $       0.21    $       0.20     $       0.41     $       0.55
    Diluted earnings                                            $       0.21    $       0.19     $       0.41     $       0.55
    Dividends declared                                          $       0.14    $       0.13     $       0.42     $       0.40


                                                          See accompanying notes

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION


         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
    Nine Months ended September 30, 2003 and September 30, 2002 (Unaudited)



                                                                                                Accumulated
                                                     Shares         Common                          Other
                                                     Issued        Stock and        Retained    Comprehensive          Total
                                                      and           Paid in         Earnings    Income/(Loss),     Shareholders'
                                                  Outstanding       Capital         (Deficit)     Net of Tax          Equity
--------------------------------------------------------------------------------------------------------------------------------

Balance at January 1, 2002                          3,725,085     $ 22,104,910     $   (416,257)    $   375,625     $ 22,064,278

Comprehensive income:
   Net income                                                                         2,083,927                        2,083,927
   Net change in unrealized gains/(losses) on
     securities available for sale                                                                      230,504          230,504
   Reclassification adjustment for gains
      recognized in income                                                                              (27,565)         (27,565)
   Tax effects                                                                                          (68,999)         (68,999)
                                                                                                                    ------------
     Total comprehensive income                                                                                        2,217,867

Cash dividends declared, $.40 per share                                              (1,508,691)                      (1,508,691)

Issued under dividend reinvestment program             63,538          611,727                                           611,727
Issued under stock option plans                         6,939           47,691                                            47,691
Issued under employee benefit plan                      4,404           46,576                                            46,576
Repurchase and retirement of shares                    (9,995)        (122,787)                                         (122,787)
                                                 ------------     ------------     ------------     ------------    ------------
Balance at September 30, 2002                       3,789,971     $ 22,688,117     $    158,979     $    509,565    $ 23,356,661
                                                 ============     ============     ============     ============    ============
--------------------------------------------------------------------------------------------------------------------------------

Balance at January 1, 2003                          3,801,421     $ 23,255,499     $      3,908     $    444,565    $ 23,703,972
Comprehensive income:
   Net income                                                                         1,586,950                        1,586,950
   Net change in unrealized gains/(losses) on
     securities available for sale                                                                     (185,751)        (185,751)
   Tax effects                                                                                           63,155           63,155
                                                                                                                    ------------
     Total comprehensive income                                                                                        1,464,354

Cash dividends declared, $.42 per share                                              (1,608,845)                      (1,608,845)

Issued under dividend reinvestment program             53,086          629,371                                           629,371
Issued under stock option plans                            48              318                                               318
Issued under employee benefit plan                      3,982           48,643                                            48,643
Repurchase and retirement of shares                   (16,334)        (197,484)                                         (197,484)
                                                 ------------     ------------     ------------     ------------    ------------
Balance at September 30, 2003                       3,842,203     $ 23,736,347     $    (17,987)    $    321,969    $ 24,040,329
                                                 ============     ============     ============     ============    ============


                                                          See accompanying notes

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                                2003             2002
                                                                                ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                              $  1,586,950      $  2,083,927
    Adjustments to reconcile net income to net
      cash from operating activities
          Provision for loan losses                                            1,781,000           561,000
          Net gains on loan sales                                               (779,685)         (290,765)
          Originations of loans held for sale                                (31,849,988)      (15,080,652)
          Proceeds from sales of loans held for sale                          32,629,673        15,371,417
          Gain on sales of securities available for sale                              --           (27,565)
          Depreciation, amortization and accretion                               522,945           363,433
          Net change in accrued interest receivable and other assets           1,035,050           797,448
          Net change in accrued expenses and other liabilities                   272,405           566,704
                                                                            ------------      ------------
               Net cash from operating activities                              5,198,350         4,344,947

CASH FLOWS FROM INVESTING ACTIVITIES
          Purchases of securities available for sale                         (15,779,027)       (4,189,284)
          Purchases of FHLB stock                                                (42,500)         (224,900)
          Proceeds from maturities of securities available for sale           12,612,198         5,675,000
          Proceeds from maturities of securities held to maturity              1,530,000         2,723,900
          Net change in loans                                                 (7,136,830)      (15,359,224)
          Purchases of premises and equipment                                   (602,131)         (954,451)
                                                                            ------------      ------------
               Net cash from investing activities                             (9,418,290)      (12,328,959)

CASH FLOW FROM FINANCING ACTIVITIES
          Net change in deposits                                                (474,459)       (1,443,800)
          Net change in securities sold under agreements to repurchase          (149,391)        3,835,212
          Net change in other short term borrowings                             (326,036)          344,745
          Proceeds from Federal Home Loan Bank advances                        3,000,000        13,000,000
          Repayment of Federal Home Loan Bank advances                        (5,915,396)       (7,153,269)
          Repurchase and retirement of shares of common stock                   (197,484)         (122,787)
          Dividends paid                                                      (1,602,977)       (1,499,629)
          Proceeds from sale of common stock and fractional shares paid          678,332           705,994
                                                                            ------------      ------------
               Net cash from financing activities                             (4,987,411)        7,666,466
                                                                            ------------      ------------

Net change in cash and cash equivalents                                       (9,207,351)         (317,546)

Cash and cash equivalents, at beginning of period                             19,269,814        14,347,325
                                                                            ------------      ------------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                 $ 10,062,463      $ 14,029,779
                                                                            ============      ============
Cash paid during the period for
          Interest                                                          $  3,247,715      $  4,001,622
          Federal income taxes                                                   684,000         1,010,000


                                                          See accompanying notes

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1-Summary of Significant Accounting Policies

Basic Presentation
The accompanying unaudited consolidated financial statements were prepared in accordance with Rule 10-01 of regulation S-X and the instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for complete presentation of financial statements. In management's opinion, the condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial condition of Commercial National Financial Corporation as of September 30, 2003 and December 31, 2002 and the results of its operations for the three and nine months ending September 30, 2003 and September 30, 2002. The results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results expected for the full year.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Commercial National Financial Corporation (CNFC), Commercial Bank (Bank), CNFC Financial Services, Inc. and CNFC Mortgage Corporation, both wholly owned subsidiaries of the Bank. All material intercompany accounts and transactions have been eliminated in consolidation.

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

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION

                                                  Quarter to Date                               Year to Date
                                        September 30, 2003    September 30, 2002  September 30, 2003   September 30, 2002
--------------------------------------------------------------------------------------------------------------------------
Net income as reported                  $     818,436           $    742,625         $  1,586,950        $   2,083,927
Stock-based compensation expense              (34,860)               (46,968)             (88,221)             (75,890)
--------------------------------------------------------------------------------------------------------------------------
Proforma net income                     $     783,576           $    695,657         $  1,498,729        $   2,008,037
==========================================================================================================================

Basic earnings per share as reported    $          .21          $         .20        $          .41      $          .55
Proforma basic earnings per share       $          .20          $         .18        $          .39      $          .53
Diluted earnings per share as reported  $          .21          $         .19        $          .41      $          .55
Proforma diluted earnings per share     $          .20          $         .18        $          .39      $          .53


The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of the grant date.


                                                  Quarter to Date                             Year to Date
                                        September 30, 2003    September 30, 2002  September 30, 2003   September 30, 2002
--------------------------------------------------------------------------------------------------------------------------
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

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION



Note 2 - Earnings Per Share
A reconciliation of the numerators and denominators of the basic earnings per share and diluted earnings per share computations for the periods ended is presented below. Stock options representing 73,984 and 162,438 shares of common stock were not considered in computing diluted earnings per share for the three and nine month periods in 2002 and 2003 because they were antidilutive.



                                                                    Three Months Ended         Nine Months Ended
                                                               SEPTEMBER 30,  September 30, SEPTEMBER 30, September 30,
                                                                  2003           2002          2003           2002
---------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE:
Net income available to common shareholders                   $  818,436     $  742,625     $1,586,950     $2,083,927

Weighted-average common shares outstanding for
    basic earnings per share                                   3,833,826      3,775,613      3,833,826      3,775,613
                                                              -------------------------------------------------------
BASIC EARNINGS PER SHARE                                      $      .21     $      .20     $      .41     $      .55
                                                              =======================================================
DILUTED EARNINGS PER SHARE:
Net income available to common shareholders                   $  818,436     $  742,625     $1,586,950     $2,083,927

Weighted-average common shares outstanding for basic
    earnings per share                                         3,833,826      3,775,613      3,833,826      3,775,613

Add:
Dilutive effect of assumed exercise of stock options              42,316         38,646         42,316         38,646
                                                              -------------------------------------------------------
Weighted-average common and dilutive additional potential
    common shares outstanding                                  3,876,142      3,814,259      3,876,142      3,814,259
                                                              =======================================================

DILUTED EARNINGS PER SHARE                                    $      .21     $      .19     $      .41     $      .55
                                                              =======================================================


                   COMMERCIAL NATIONAL FINANCIAL CORPORATION



ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
Summary

Total assets decreased from $238.2 million at December 31, 2002 to $235.0 million at September 30, 2003. Management classifies the economic environment as having weak business loan demand offset by strong residential real estate activity. The interest rate environment provides few reasonably priced investment alternatives to place excess liquidity. Since December 31, 2002 management has been attempting to reduce the excess cash and fed funds position of the Bank through a combination of measures. These include: repayment of FHLB borrowings as they mature, holding fixed rate residential mortgage loans in situations where management believes the interest rate risk is acceptable and pricing other funding sources, such as network certificate of deposits, below prevailing market rates.

At September 30, 2003 cash and cash equivalents was $9.2 million less than at December 31, 2002. At September 31, 2003 FHLB advances were $2.9 million less than at December 31, 2002. Loan totals increased by $3.8 million by a decision of management to retain a portion of purchase money and refinanced residential real estate loans. This increase occurred despite the $2.0 million in year to date loan charge-offs.

Liquidity
Management defines liquidity as the ability to fund appropriate levels of credit worthy loans, meet the immediate cash withdrawal requirements of depositors, and maintain access to sufficient resources to meet unexpected contingencies at a reasonable cost, with minimal losses.

Management believes that the combination of available FHLB advances, Federal funds lines of credit, the available for sale investment portfolio, and our ability to sell mortgage loans provides adequate short and medium term sources of liquidity. At a minimum the Bank has the following available to meet short-term liquidity needs: $10,508,000 in available FHLB advances based on available collateral and $9,000,000 in short term federal funds lines of credit with correspondent banks.

CNFC also needs cash to pay dividends to its shareholders. The primary source of cash is the dividends paid to CNFC by the Bank. Management believes that cash from operations is sufficient to supply the cash needed to continue paying a reasonable dividend.

Asset Quality
At September 30, 2003 CNFC has identified $3,711,000 of loans as non-performing. This compares to $6,025,000 at December 31, 2002. The $3,711,000 in non-accrual loans represents four business relationships and their related entities. All non-accrual loans are considered impaired and the allowance for loan loss allocated to these loans is $1,229,000. During the quarter, management was able to dispose of $1.5 million in other real estate owned.

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION



                                                 September 30, 2003    December 31, 2002
                                                 ------------------    -----------------
Total loans                                          $188,226,893        $184,448,296

Non-accrual loans                                    $  3,493,385        $  5,676,390
Accruing loans past due 90 days or more                   217,329                  --
Restructured Loans (non accrual)                               --             348,520
                                                     --------------------------------
     Total non-performing loans                         3,710,714           6,024,910

Repossessed assets and other real estate                   29,298             120,970
                                                     --------------------------------
     Total non-performing assets                     $  3,740,012        $  6,145,880
                                                     ================================

Total non-performing loans as a
     percentage of total loans                               1.97%               3.26%
                                                     ================================

Allowance for loan loss as a percentage of
     non-performing loans                                   73.05%              46.20%
                                                     ================================

Total non-performing assets as a percentage of
     total assets                                            1.59%               2.58%
                                                     ================================


Allowance for Loan Loss
                                      Three Months Ended     Three Months Ended   Nine Months Ended    Nine Months Ended
                                      September 30, 2003     September 30, 2002   September 30, 2003   September 30, 2002
-------------------------------------------------------------------------------------------------------------------------
Beginning balance                       $   2,271,715        $   2,896,993        $   2,783,234        $   2,586,025

Loan charge-offs                              (13,218)             (15,997)          (1,958,580)             (27,219)
Loan recoveries                                21,008               10,734              104,851               45,924
                                        ----------------------------------------------------------------------------
Net loan recoveries/(charge-offs)               7,790               (5,263)          (1,853,729)              18,705
Provision for loan losses                     431,000              274,000            1,781,000              561,000
                                        ----------------------------------------------------------------------------
Ending balance                          $   2,710,505        $   3,165,730        $   2,710,505        $   3,165,730
                                        ============================================================================

Average loan balance                    $ 186,086,000        $ 183,368,000        $ 182,867,000        $ 177,935,000

Percentage of net charge-offs
  as a percentage of average loans               0.00%                0.00%               (1.01)%                .01%


The allowance for loan losses was 1.44% of total loans at September 30, 2003 compared to 1.24% at June 30, 2003 and 1.51% at December 31, 2002. Management systematically evaluates the adequacy of the allowance such that the balance is commensurate with the performance of the loan portfolio.

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

Management believes the business loan portfolio contains the highest risk of loss of principal. The residential real estate loan portfolio has experienced net recoveries during the last three calendar years of $45,000. The consumer loan portfolio has experienced net recoveries of $8,000 during the last three calendar years. Despite a slowing economy, the consumer and residential real estate portfolios continue to perform at levels consistent with prior years.

However, the business portfolio has not performed as well. During the quarter, management identified additional collateral deficiency for a loan relationship previously identified as impaired. This event, incorporated into management's allowance for loan loss methodology resulted in a $431,000 provision for loan loss during the quarter.

Capital Resources
CNFC's capital ratios continue to exceed regulatory guidelines for a "well capitalized" institution. It is management's intent to maintain capital ratios in excess of the minimum required to be well capitalized. A summary of CNFC's capital ratios follows:


                                                         Minimum Required to be
                                                         Well Capitalized Under         Minimum Required
                      September 30,   December 31,       Prompt Corrective Action         for Capital
                         2003            2002                  Regulations              Adequacy Purposes
---------------------------------------------------------------------------------------------------------
Total capital to
  risk weighted assets    14.6%           14.2%                   10.0%                        8.0%
Tier 1 capital to
  risk weighted assets    13.4%           13.0%                    6.0%                        4.0%
Tier 1 capital to
  average assets          10.1%           10.0%                    5.0%                        4.0%



RESULTS OF OPERATIONS
Summary
Net income for the quarter ended September 30, 2003 was $818,000, an increase of $75,000 or 10.2% compared to the same period in 2002. The primary factors that affected the increase in net income are: a $365,000 increase in net interest income, a $271,000 increase in non-interest income caused by continued strong level of sales of residential real estate loans to the secondary market and a $250,000 gain on sale of other real estate, offset by a $157,000 increase in the provision for loan loss acknowledging weakness in the business loan portfolio, and a $290,000 increase in non-interest expense caused by the additional overhead to support new facilities.


Net Interest Income
The following table illustrates the effect that changes in rates and balances of interest-earning assets and interest-bearing liabilities had on tax-equivalent net interest income for the three and nine months ending September 30, 2003 and 2002.

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION


                                     Three Months Ending September 30,    Nine Months Ending September 30,
                                          2003               2002             2003              2002
                                          ----               ----             ----              ----
Interest Income (tax equivalent)      $  3,680,352      $  3,677,941      $ 10,817,188      $ 10,994,572
Interest Expense                           974,656         1,313,492         3,200,796         3,923,466
                                      ------------      ------------      ------------      ------------
Net Interest Income                   $  2,705,696      $  2,364,449      $  7,616,392      $  7,071,106
                                      ============      ============      ============      ============
Average Balances
Interest-earning Assets               $221,588,374      $217,821,819      $224,041,813      $211,932,197
Interest-bearing Liabilities           188,077,797       184,969,598       191,704,540       179,952,391
                                      ------------      ------------      ------------      ------------
Net Differential                      $ 33,510,577      $ 32,852,221      $ 32,337,273      $ 31,979,806
                                      ============      ============      ============      ============
Average Yields/Rates (annualized)
Yield on Earning Assets                       6.59%             6.70%             6.46%             6.94%
Rate Paid on Liabilities                      2.06%             2.82%             2.23%             2.92%
                                      ------------      ------------      ------------      ------------
Interest Spread                               4.53%             3.88%             4.23%             4.02%
                                      ============      ============      ============      ============
Net Interest Margin                           4.84%             4.31%             4.55%             4.46%
                                      ============      ============      ============      ============




                                   Three Months Ending                           Nine Months Ending
                                   September 30, 2003                            September 30, 2003
                         Balance         Rate          Inc/(Dec)      Balance        Rate         Inc/(Dec)
                        ---------      ---------      -----------    ---------     ---------      ---------
Interest Earning
Assets                  $  68,968      $ (66,556)     $   2,412      $ 343,352     $(520,737)     $(177,385)
Interest Bearing
Liabilities               (46,670)      (292,165)      (338,835)        74,188      (796,858)      (722,670)
                        ---------      ---------      ---------      ---------     ---------      ---------
Net Interest Income     $ 115,638      $ 225,609      $ 341,247      $ 269,164     $ 276,121      $ 545,285
                        =========      =========      =========      =========     =========      =========



The change in status of a non-accrual loan returned to accrual status resulted in $180,000 of interest income recorded during the third quarter of 2003. Had the interest not been recovered, margin would have been 4.52%, an improvement over the 4.31% margin recorded during the same period of 2002. The improvement in margin compared to the third quarter of 2002 is due to the ability to reprice deposits and other liabilities down faster than the rates have declined on earning assets. Management has also been able to invest balances in low yielding fed funds sold into higher yielding loans. Though the yield on earning assets decreased when comparing the three months ending September 30, 2003 and September 30, 2002, management believes that the yield on earning assets would have decreased further had alternatives to fed funds not been found.

The factors affecting the $545,000 increase in net interest income for the nine months ending September 30, 2003 are similar to those described above for the three months ending September 30, 2003.

Noninterest Income
Noninterest income for the three months ending September 30, 2003 was $772,000. This represents a $271,000 or 54.1% increase over the same period in 2002.

Net gain on loan sales increased $42,000 or 21.2% compared to the same period in 2002. The Bank continued to experience significant refinancing activity in the early part of the third quarter of 2003, however, recent increases in mortgage loan interest rates has significantly reduced the volume of residential real estate loans being refinanced. We anticipate the gain on loan sales during the fourth quarter will be significantly lower than the gain recorded during the third quarter.

During the third quarter management was able to dispose of a foreclosed property which resulted in a $250,000 gain on sale of other real estate owned.

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION


The factors affecting the $601,000 increase in noninterest income for the nine months ending September 30, 2003 are similar to those described above for the three months ending September 30, 2003.

Noninterest Expense
Noninterest expense for the three months ending September 30, 2003 totaled $1,800,000. This represents a $290,000 or 19.6% increase over the same period in 2002.

Salary and benefit expense for the three months ending September 30, 2003 totaled $962,000 compared to $860,000 for the same period in 2002, an increase of $102,000 or 11.9%. Increased staffing for the new Greenville and Mt. Pleasant offices and the creation of a business loan processing department are the primary reasons for the increase. Full time equivalent employees increased from 75 at September 30, 2002 to 82 at September 30, 2003.

Occupancy and equipment increased $90,200 or 44.6% compared to the same period in 2002. Costs associated with operating the new Greenville and Mt. Pleasant offices contributed to the increase expense.

Professional fees for the quarter ending September 30, 2003 increased $26,000 or 29.0% compared to the same period in 2002. Search fees paid to hire the head of our Greenville, Michigan operation contributed to the increase.

The factors affecting the $694,000 increase in noninterest expense for the nine months ending September 30, 2003 are similar to those described above for the three months ending September 30, 2003.


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


                             Projected Percentage Change in Net Income
                      September 30, 2003   December 31, 2002   September 30, 2002
---------------------------------------------------------------------------------
-200 basis points            (5.4)%              (3.5)%               1.7%
0 basis points                0.0                 0.0                 0.0
+200 basis points           (13.9)              (12.2)              (13.9)


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

                  None

ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K
                  (a)      Exhibits:
                           31.1 Certification of Chief Executive Officer
                           31.2 Certification of Chief Financial Officer
                           32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  (b)      Report on Form 8-K

                           Current report on Form 8-K dated July 30, 2003 filed with the Security and Exchange Commission on July 31, 2003 announcing second quarter earnings.

                           Current report on Form 8-K dated August 22, 2003 filed with the Security and Exchange Commission on September 4, 2003 announcing third quarter dividend.

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Commercial National Financial Corporation
                                                  (Registrant)

                                    /s/ Jeffrey S. Barker
Date: November 14, 2003             ------------------------------------------
                                    Jeffrey S. Barker
                                    President and Chief Executive Officer


Date: November 14, 2003             /s/ Patrick G. Duffy
                                    ------------------------------------------
                                    Patrick G. Duffy
                                    Executive Vice President and Chief Financial
                                    Officer

                               10-Q EXHIBIT INDEX


EXHIBIT NO.                     DESCRIPTION

  EX-31.1      Certification of Chief Executive Officer
  EX-31.2      Certification of Chief Financial Officer
  EX-32        Certification of Chief Executive Officer and Chief Financial
               Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002