Form 10-K
period 2003-12-31
COMMERCIAL NATIONAL FINANCIAL CORP /MI
filed 2004-03-26
CIK 828535

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2003

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

                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes [ ] No [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

            Aggregate market value as of March 12, 2004: $33,553,534

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Common Stock outstanding as of March 12, 2004: 4,072,570 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's annual report to security holders for the year ended December 31, 2003, are incorporated by reference in Part II and Part IV.

Portions of the registrant's proxy statement for its April 27, 2004, annual shareholders meeting are incorporated by reference in Part III and Part IV.

                                      INDEX

PART I
         Item   1.         Business.....................................................................     2

         Item   2.         Properties...................................................................     4

         Item   3.         Legal Proceedings............................................................     5

         Item   4.         Submission of Matters to a Vote of Security Holders..........................     5

PART II
         Item   5.         Market for the Registrant's Common Equity, Related Stockholder Matters and
                           Issuer Purchases of Equity Securities........................................     5

         Item   6.         Selected Financial Data......................................................     5

         Item   7.         Management's Discussion and Analysis of Financial Condition and
                           Results of Operations........................................................     5

         Item  7A.         Quantitative and Qualitative Disclosure About Market Risk....................     5

         Item   8.         Financial Statements and Supplementary Data..................................     5

         Item   9.         Changes in and Disagreements with Accountants on Accounting
                           and Financial Disclosure.....................................................     5

         Item 9a.          Control and Procedures.......................................................     5

PART III
         Item  10.         Directors and Executive Officers of the Registrant...........................     6

         Item  11.         Executive Compensation.......................................................     6

         Item  12.         Security Ownership of Certain Beneficial Owners and Management and
                           Related Stockholder Matters..................................................     6

         Item  13.         Certain Relationships and Related Transactions...............................     6

          Item 14.         Principal Accountant Fees and Services.......................................     6

PART IV
         Item  15.         Exhibits, Financial Statement Schedules and Reports on Form 8-K..............     7

SIGNATURES
         Signatures        .............................................................................     9

INDEX TO EXHIBITS          .............................................................................    11

                                     PART I

ITEM 1. BUSINESS

General

Commercial National Financial Corporation (the Corporation or Commercial), a financial holding company, was incorporated in Michigan on December 30, 1987. On May 31, 1988, the Corporation acquired all of the stock of Commercial National Bank, a national banking association chartered in 1962. On December 30, 1992, Commercial National Bank converted to a state-chartered bank under the name Commercial Bank (the Bank).

On July 16, 1997, the Bank acquired an inactive insurance agency, Commercial National Financial Services Incorporated (the Agency). The Agency in turn purchased a minority interest in Michigan Bankers Title of Northern Michigan, LLC (the Title Agency). During 2000, Michigan Bankers Title of Northern Michigan was dissolved. The Agency made a similar investment in Michigan Bankers Title of Eastern Michigan. The investment in the Title Agency is not material.

The Bank established a relationship with The Centennial Group (Centennial), a financial planning group headquartered in Lansing, Michigan in 2000. Through customer referrals to a registered representative of Centennial, the Agency receives commissions for the placement of products and fee based services.

During 2001, Commercial Bank formed a mortgage company, CNFC Mortgage Corporation, 100% owned by Commercial Bank. CNFC Mortgage Corporation allows Commercial to pursue out of market mortgages and offer products and services not normally provided by community banks.

The Bank concentrates its efforts primarily in two areas, commercial lending and residential real estate lending. Loan, deposit and other products are designed to support these market segments. The Bank also provides a full range of traditional banking services to individuals located in its service area. Commercial Bank offers a variety of deposit products, including checking, savings, money market, individual retirement accounts, certificates of deposit and repurchase agreements.

The principal markets for financial services are the mid-Michigan communities in which the Bank is located and the areas immediately surrounding these communities. The Bank serves these markets through nine locations in or near these communities. Commercial also lends outside the principal geographic market in support of existing customers. Commercial does not have any material foreign assets or income.

The principal source of revenue for Commercial is interest and fees on loans. On a consolidated basis, interest and fees on loans accounted for 79.25% of total revenue in 2003, 79.47% in 2002, and 79.71% in 2001. Interest on investment securities accounted for 6.82% of total revenue in 2003, 7.82% in 2002, and 8.04% in 2001.

At December 31, 2003, the Bank had no significant concentrations of loans to any group of borrowers engaged in similar activities that would be impacted by economic or other conditions. The Bank employed 95 individuals at December 31, 2003.

Competition

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

Critical Accounting Policies

The "Management's Discussion and analysis of Financial Condition and Results of Operations," as well as disclosures found elsewhere in the annual report, are based upon Commercial's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires Commercial to estimate and make judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of mortgage servicing assets and the valuation of stock options. Actual results could differ significantly from these estimates.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses inherent in the consolidated loan portfolio. Management's evaluation of the adequacy of the allowance is an estimate based on an assessment of loss exposure on individual loans identified as substandard or substandard and impaired, and an assessment of the performance of homogenous categories of loans. A detailed discussion of Commercial's allowance for loan loss methodology is included in the Provision and Allowance for Loan Losses section of the management discussion and analysis.

Mortgage Servicing Assets

Servicing assets are recognized as separate assets when loans are sold with servicing retained. Capitalized servicing rights are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are valued based upon the estimated fair value of the rights. Value is determined by stratifying servicing rights by predominant characteristics, including term, and rate and applying a discounted cash flow model to determine an estimated market value. Some of the assumptions used in the discounted cash flow model, including the estimated life of the servicing asset, can influence the final market value. Negative adjustments to the value (referred to as impairment), are recognized through a valuation allowance by charges against mortgage servicing income. See
Note 5 of the consolidated financial statements for additional information.

Stock Options

Incentive and non-qualified stock options are periodically issued to certain employees and directors under shareholder approved stock option plans. The options are granted at an exercise price equal to the fair value of the underlying shares at the date of grant. Employee options are generally granted for a term of 10 years with a 5 year vesting schedule. Director options are granted for a term of 10 years with a 6 month vesting schedule.

Management uses the Black-Scholes option pricing model to determine the fair value of stock options. This model has certain limitations, such as not factoring in the non-transferability of employee options. The model is generally used to value options with terms shorter than the contractual ten-year life. Because of these limitations, and the use of subjective assumptions in the model, this and other option pricing models do not necessarily provide a reliable measure of the fair value of stock options. The question arises as to why management selected the Black-Scholes pricing model if it may not be reliable. In the current market place we are unable to find a reasonably priced model that will provide a more reliable measure of fair value. Management also believes that obtaining an independent appraisal of value would be cost prohibitive and also inherently unreliable.

The more significant assumptions used in estimating the fair value of stock options include the risk-free interest rate, the dividend yield, the weighted average expected life of the stock options and the expected price volatility of our common stock. The risk-free interest rate is based on U.S. Treasury securities with a term equal to the expected life of the stock options. The dividend yield is based on Commercial's expected dividend payout level. The expected life is based on historical experience adjusted for changes in terms and the amount of awards granted. The expected volatility, which is the assumption where the most judgment is used, is based on historical volatility. See notes 1 and 10 of Commercial's consolidated financial statements for further discussion of stock options.

Management believes the accounting estimates related to the allowance for loan losses, valuations of mortgage servicing assets and the valuation of stock options are critical accounting estimates. These estimates are susceptible to change from period to period because they require management to make assumptions concerning future events. Management regularly discusses the methodology used to determine these accounting estimates with the audit committee of the board of directors.

Supervision and Regulation

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

ITEM 2. PROPERTIES

The Bank currently conducts business from nine banking offices. The executive offices of the Corporation are located at 101 North Pine River Street, Ithaca, Michigan. The main office of the Bank is located at 301 North State Street, Alma, Michigan.

The main office property of the Bank is leased for a term expiring on December 31, 2013. The offices of the Bank are located in Alma, Greenville, Middleton, Mount Pleasant, Pompeii, and St. Louis, Michigan.

The Bank owns the property for six of the office locations. Two offices are leased, one pursuant to a lease that expires August 1, 2008, subject to 2 renewals of 10 years each and one pursuant to a lease that expires January 2008 subject to 2 renewals of 5 years each. The Corporation considers all of its facilities to be well maintained and in generally good operating condition and suitable for the purposes for which they are intended.

ITEM 3. LEGAL PROCEEDINGS

The Corporation and the Bank are parties, as plaintiff or defendant, to several legal proceedings, none of which is considered material, and all of which arose in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES

The information under the captions "Common Stock Information" and "Dividend Information" of the registrant's annual report to shareholders for the year ended December 31, 2003, is hereby incorporated by reference to Exhibit 13.

ITEM 6. SELECTED FINANCIAL DATA

The information under the caption "Selected Financial Data" of the registrant's annual report to shareholders for the year ended December 31, 2003, is hereby incorporated by reference to Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information under the heading "Management's Discussion and Analysis and Results of Operations" of the registrant's annual report to shareholders for the year ended December 31, 2003, is hereby incorporated by reference to Exhibit 13.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information under the heading "Quantitative and Qualitative Disclosures About Market Risk" of the registrant's annual report to shareholders for the year ended December 31, 2003, is hereby incorporated by reference to Exhibit 13.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, notes and report of independent auditor included in the registrant's annual report to shareholders for the year ended December 31, 2003, are hereby incorporated by reference to Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9a.  CONTROLS AND PROCEDURES

The management of Commercial National Financial Corporation is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2003, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, management concluded that the Corporation's disclosure controls and procedures as of December 31, 2003 were effective, in all material respects, in ensuring that information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized, and reported within the time period required by the United States Securities and Exchange Commission's rules and forms.

Management's responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States. As disclosed in Management's Responsibility for Financial Statements on page 22 of the Annual Report to Shareholders for the year ending December 31, 2003, management assessed the Corporation's system of internal control over financial reporting as of December 31, 2003, in relation to criteria for effective internal control over financial reporting as described in "Internal Control - Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2003, its system of internal control over financial reporting met those criteria.

The Corporation also conducted an evaluation of internal controls over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting. Based on this evaluation, there has been no such change during the quarter that ended December 31, 2003.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information concerning directors and certain executive officers of the Corporation, see "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Corporation's 2004 Annual Meeting Proxy Statement ("Proxy Statement") which is incorporated herein by reference.

For Information concerning the Corporation's Audit Committee financial experts, see "Corporate Governance and the Board of Directors" in the Proxy Statement which is incorporated herein by reference.

The Corporation has adopted a Code of Business Conduct and Ethics that applies to the Corporation's Chief Executive Officer and Principal Financial Officer. The Corporation shall provide to any person without charge upon request, a copy of its Code of Business Conduct and Ethics. Written requests should be sent to:
Secretary, Commercial National Financial Corporation, 101 North Pine River, Ithaca, Michigan 48847.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the captions "Compensation of Executive Officers" and "Compensation of Directors" in the registrant's definitive Proxy Statement for its April 27, 2004, annual meeting of shareholders is here incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption "Voting Securities" in the registrant's definitive Proxy Statement for its April 27, 2004, annual meeting of shareholders is here incorporated by reference.

The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors), in effect as of December 31, 2003.

                                                                                           Number of Shares Remaining
                                 Number of Shares to be          Weighted-Average         Available for Future Issuance
                                Issued Upon the Exercise         Exercise Price of        (Excluding Shares Reflected
Plan Category                    Of Outstanding Options         Outstanding Options             in First Column)
------------------------------------------------------------------------------------------------------------------------
Equity Compensation Plans
Approved by Security Holders
         2001 Plan                       138,141                      $11.59                         151,265
         1991 Plan                       155,699                        9.21                               -
Equity Compensation Plans Not
Approved by Security Holders                   -                           -                               -
------------------------------------------------------------------------------------------------------------
         Total                           293,840                      $10.32                         151,265
============================================================================================================

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Certain Relationships" in the registrant's definitive Proxy Statement for its April 27, 2004, annual meeting of shareholders is hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing in the definitive proxy statement, dated as of March 22, 2004, is incorporated herein by reference in response to this item.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) Financial Statements.

The following financial statements, notes to financial statements, and report of independent auditor of the Corporation and its subsidiary are filed as part of this report:

Report of Independent Auditors*
Consolidated Balance Sheets - December 31, 2003 and 2002*
Consolidated Statements of Income for each of the three years ended December 31, 2003*
Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended December 31, 2003*
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2003*
Notes to Consolidated Financial Statements*

* Incorporated by reference from the 2003 Annual Report to Shareholders.

(a)(2) All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto. With the exception of the portions of the registrant's annual report to shareholders for the year ended December 31, 2003 specifically incorporated herein by reference, such report shall not be deemed filed as part of this annual report on Form 10-K.

(a) (3) The following exhibits are filed as part of this report:

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

10(d) Amendment to 1991 Stock Option Plan. Previously filed as an exhibit to the registrant's Form 10-K for the year ended December 31, 1998. Here incorporated by reference.*

10(e) Change in Control Agreement. Previously filed as an exhibit to the registrant's Form 10-K for the year ended December 31, 1998. Here incorporated by reference.*

10(f) Commercial National Financial Corporation 2001 Stock Option and Incentive Plan. Previously filed as an exhibit to the registrant's Form S-8 filed May 11, 2001 (File No. 333-60894). Here incorporated by reference.*

13       Incorporated Portions from 2003 Annual Report to Shareholders.

14       Code of Business Conduct and Ethics. Here incorporated by reference.*

21 Subsidiary of Registrant. Previously filed as an exhibit to the registrant's Form S-4 filed January 22, 1988.
         Here incorporated by reference.

23       Consent of Certified Public Accountants.

31(a)    Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

31(b)    Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

32(a) Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(b) Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or compensatory plan or arrangement.

The registrant will furnish a copy of any exhibit listed above to any shareholder of the registrant without charge upon written request to Patrick Duffy, Commercial National Financial Corporation, 101 North Pine River Street, Ithaca, Michigan 48847.

(b)      Reports on Form 8-K.

During the quarter ended December 31, 2003, the registrant filed the following report on Form 8K:

Current report on Form 8-K dated November 24, 2003 filed with the Security and Exchange Commission on November 24, 2003 announcing third quarter earnings.

Current report on Form 8-K dated December 1, 2003 filed with the Security and Exchange Commission on December 4, 2003 announcing fourth quarter dividend.

Current report on Form 8-K dated October 31, 2003 filed with the Security and Exchange Commission on November 12, 2003 announcing a 5% stock dividend.

Current report on Form 8-K dated December 17, 2003 filed with the Security and Exchange Commission on December 22, 2003 filing a copy of the amended and restated Charter of the Audit Committee.

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

COMMERCIAL NATIONAL FINANCIAL CORPORATION
(registrant)

/s/ Jeffrey S. Barker
-----------------------------------------------
Jeffrey S. Barker
President and Chief Executive Officer
March 26, 2004

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 26, 2004               /s/ Jeffrey S. Barker
                             --------------------------
                             Jeffrey S. Barker
                             Director, President and Chief Executive Officer
                             (Principal Executive Officer)

March 26, 2004               /s/Richard F. Abbott
                             --------------------------
                             Richard F. Abbott
                             Director

March 26, 2004               /s/ Jefferson P. Arnold
                             --------------------------
                             Jefferson P. Arnold
                             Director

March 26, 2004               /s/ Don J. Dewey
                             --------------------------
                             Don J. Dewey
                             Director

March 26, 2004               /s/ Patrick G. Duffy
                             --------------------------
                             Patrick G. Duffy
                             Director
                             (Principal Financial and Accounting Officer)

March 26, 2004               /s/ David A. Ferguson
                             --------------------------
                             David A. Ferguson
                             Director

March 26, 2004               /s/ Paul B. Luneack
                             --------------------------
                             Paul B. Luneack
                             Director

March 26, 2004               /s/Kim C. Newson
                             --------------------------
                             Kim C. Newson
                             Director

March 26, 2004               /s/ Howard D. Poindexter
                             ------------------------
                             Howard D. Poindexter
                             Director

March 26, 2004               /s/ Scott E. Sheldon
                             --------------------------
                             Scott E. Sheldon
                             Director

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

                                INDEX TO EXHIBITS

Number                     Exhibit                                                               Page
------                     -------                                                               ----
3(a)     Restated Articles of Incorporation. Previously filed as an exhibit to
         the registrant's Form S-4 filed January 22, 1988. Here incorporated                     *
         by reference.

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

13       Incorporated Portions from 2003 Annual Report to Shareholders.                          *

14       Code of Business Conduct and Ethics                                                     *

21       Subsidiary of Registrant.  Previously filed as an exhibit to the registrant's Form      *
         S-4 filed January 22, 1988.  Here incorporated by reference.

23       Consent of Independent Certified Public Accountants.

31(a)    Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

31(b)    Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

32(a)    Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section
         1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002

32(b)    Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section
         1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002

*This exhibit is filed by incorporation by reference to a prior filing.