Form 10-Q
period 2004-03-31
COMMERCIAL NATIONAL FINANCIAL CORP /MI
filed 2004-05-17
CIK 828535

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

            X Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities and Exchange Act of 1934

                For the quarterly period ended March 31, 2004, or

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

YES      ____________                              NO       ________X_____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                         Outstanding at April 28, 2004
           -----                         -----------------------------
        Common Stock                               4,089,121
        No Par Value

                                      INDEX

PART I                                       FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets as of March 31, 2004 (unaudited) and December 31, 2003      (Page 3)

           Consolidated Statements of Income and Other Comprehensive Income (unaudited) for        (Page 4)
           the three months ended March 31, 2004 and March 31, 2003

           Consolidated Statements of Changes in Shareholders' Equity (unaudited) for the          (Page 5)
           three months ended March 31, 2004 and March 31, 2003

           Consolidated Statements of Cash Flows (unaudited) for the three months ended            (Page 6)
           March 31, 2004 and March 31, 2003

           Notes to Consolidated Financial Statements (unaudited)                                  (Page 7-8)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations   (Page 9-12)

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                              (Page 12-13)


Item 4.    Controls and Procedures                                                                 (Page 14)


PART II                                      OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                                        (Page 15)

SIGNATURES                                                                                         (Page 16)

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS




ITEM 1.    FINANCIAL STATEMENTS


                                                                                                March 31,         December 31,
                                                                                                   2004               2003
                                                                                                   ----               ----
                                                                                               (Unaudited)
ASSETS

Cash and due from banks                                                                       $   5,790,389      $   6,113,498
Federal funds sold                                                                                4,119,492            644,807
Other interest bearing deposits                                                                   1,355,271          1,961,444
                                                                                              -------------      -------------
       Total cash and cash equivalents                                                           11,265,152          8,719,749
Securities available for sale                                                                    22,503,753         23,029,107
Securities held to maturity (fair value $ 2,956,292 - March 31, 2004; $3,171,283
    - December 31, 2003)                                                                          2,846,347          3,047,763
Federal Home Loan Bank stock, at cost                                                             1,732,100          1,710,700
Gross loans receivable                                                                          193,630,555        194,389,682
Allowance for loan losses                                                                        (2,046,075)        (1,970,309)
                                                                                              -------------      -------------
   Net loans receivable                                                                         191,584,480        192,419,373
Bank owned life insurance                                                                         3,447,585          3,400,203
Premises and equipment, net                                                                       3,862,777          3,933,347
Accrued interest receivable and other assets                                                      3,306,203          3,528,005
                                                                                              -------------      -------------
       Total assets                                                                           $ 240,548,397      $ 239,788,247
                                                                                              =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
       Deposits
              Noninterest-bearing demand                                                      $  19,951,997      $  23,203,653
              Interest-bearing demand                                                            26,605,733         29,141,354
              Savings                                                                            70,063,374         62,028,217
              Time                                                                               54,912,073         55,191,313
                                                                                              -------------      -------------
                    Total deposits                                                              171,533,177        169,564,537
       Securities sold under agreements to repurchase                                            14,359,710         11,766,630
       Other short-term borrowings                                                                  289,154            412,389
       Federal Home Loan Bank advances                                                           28,241,898         32,104,222
       Accrued expenses and other liabilities                                                     1,578,982          1,657,642
                                                                                              -------------      -------------
              Total liabilities                                                                 216,002,921        215,505,420

Shareholders' equity

       Common stock and paid-in-capital, no par value:  5,000,000 shares authorized; shares issued and outstanding March 31,
          2004 - 4,072,694 and December 31, 2003 - 4,052,480                                     24,358,609         24,117,375
       Accumulated deficit                                                                         (116,942)          (112,306)
       Accumulated other comprehensive income, net of tax                                           303,809            277,758
                                                                                              -------------      -------------
              Total shareholders' equity                                                         24,545,476         24,282,827
                                                                                              -------------      -------------
                    Total liabilities and shareholders' equity                                $ 240,548,397      $ 239,788,247
                                                                                              =============      =============



                             See accompanying notes

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

                                                           Three Months Ended March 31,
                                                               2004             2003
                                                               ----             ----
Interest and dividend income
    Loans, including fees                                  $ 3,003,173      $ 3,094,094
    Taxable securities                                         153,802          179,618
    Nontaxable securities                                       86,072          107,000
    Federal funds sold                                          14,029           39,784
    Federal Home Loan Bank stock dividends                      21,496           24,000
    Interest on other deposits                                   1,724            4,328
                                                           -----------      -----------
        Total interest and dividend income                   3,280,296        3,448,824
Interest expense
    Deposits                                                   559,081          695,651
    Securities sold under agreements to repurchase              26,866           45,995
    Federal Home Loan Bank advances                            354,426          412,063
    Other                                                          506              751
                                                           -----------      -----------
        Total interest expense                                 940,879        1,154,460
Net interest income                                          2,339,417        2,294,364
Provision for loan losses                                       90,000          120,000
                                                           -----------      -----------
Net interest income after provision for loan losses          2,249,417        2,174,364
Noninterest income
    Service charges and fees                                   103,593          117,258
    Net gains on loan sales                                     52,175          281,010
    Receivable financing fees                                   47,632           41,201
    Other                                                       77,661           88,113
                                                           -----------      -----------
        Total noninterest income                               281,061          527,582
Noninterest expense
    Salaries and employee benefits                             973,523          904,142
    Occupancy and equipment                                    336,880          302,819
    FDIC insurance                                               6,480            7,302
    Printing, postage and supplies                              68,629           71,167
    Professional and outside services                           87,323           87,751
    Other                                                      272,119          243,269
                                                           -----------      -----------
        Total noninterest expense                            1,744,954        1,616,450
                                                           -----------      -----------
Income before income tax expense                               785,524        1,085,496
Income tax expense                                             220,000          319,400
                                                           -----------      -----------
Net income                                                 $   565,524      $   766,096
                                                           ===========      ===========
Net change in unrealized gains on securities
  available for sale                                       $    39,470      $   (23,358)
Tax effects                                                    (13,419)           7,941
                                                           -----------      -----------
Total comprehensive income                                 $   591,575      $   750,679
                                                           ===========      ===========
Per share information
    Basic earnings                                         $      0.14      $      0.19
    Diluted earnings                                       $      0.14      $      0.19
    Dividends declared                                     $      0.14      $      0.13




                             See accompanying notes

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY Three Months ended March 31, 2004 and March 31, 2003 (Unaudited)


                                                                                                 Accumulated
                                                Shares         Common              Retained          Other
                                                Issued        Stock and            Earnings/     Comprehensive        Total
                                                 and          Paid in           (Accumulated    Income/(Loss),   Shareholders'
                                               Outstanding     Capital             Deficit)      Net of Tax         Equity
                                               -----------     -------             --------      ----------         ------

Balance at January 1, 2003                      3,801,421    $ 23,255,499          $    3,908      $ 444,565    $ 23,703,972
Comprehensive income:
   Net income                                                                         766,096                        766,096
   Net change in unrealized gains/(losses) on
     securities available for sale                                                                   (23,358)        (23,358)
   Tax effects                                                                                         7,941           7,941
                                                                                                                ------------
     Total comprehensive income                                                                                      750,679
Cash dividends declared, $.13 per share                                              (534,095)                      (534,095)
Issued under dividend reinvestment program         16,070         202,580                                            202,580
Issued under employee benefit plan                  4,363          53,539                                             53,539
Repurchase and retirement of shares                (5,807)        (70,014)                                           (70,014)
                                                ---------    ------------          ----------      ---------    ------------
Balance at March 31, 2003                       3,816,047    $ 23,441,604          $  235,909      $ 429,148    $ 24,106,661
                                                =========    ============          ==========      =========    ============
Balance at January 1, 2004                      4,052,480    $ 24,117,375          $ (112,306)     $ 277,758    $ 24,282,827
Comprehensive income:
   Net income                                                                         565,524                        565,524
   Net change in unrealized gains/(losses) on
     securities available for sale                                                                    39,470          39,470
   Tax effects                                                                                       (13,419)        (13,419)
                                                                                                                ------------
     Total comprehensive income                                                                                      591,575
Cash dividends declared, $.14 per share                                              (570,160)                      (570,160)
Issued under dividend reinvestment program         17,571         210,510                                            210,510
Issued under employee benefit plan                  2,643          30,724                                             30,724
                                                ---------    ------------          ----------      ---------    ------------
Balance at March 31, 2004                       4,072,694    $ 24,358,609          $ (116,942)     $ 303,809    $ 24,545,476
                                                =========    ============          ==========      =========    ============









                             See accompanying notes

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                       Three Months Ended
                                                                                             March 31,
                                                                                      2004              2003
                                                                                  ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net income                                                                    $    565,524      $    766,096
    Adjustments to reconcile net income to net cash from operating activities
          Provision for loan losses                                                     90,000           120,000
          Net gains on loan sales                                                      (52,175)         (281,010)
          Originations of loans held for sale                                       (2,156,621)      (11,705,370)
          Proceeds from sales of loans held for sale                                 2,208,796        11,986,380
          Net losses on sale of other real estate and repossessed assets                11,567                --
          Stock dividends paid on Federal Home Loan Bank stock                         (21,400)               --
          Bank owned life insurance                                                    (47,382)          (44,922)
          Depreciation, amortization and accretion                                     192,137           162,185
          Net change in accrued interest receivable and other assets                   179,084          (101,808)
          Net change in accrued expenses and other liabilities                         (81,452)         (256,708)
                                                                                  ------------      ------------
               Net cash from operating activities                                      888,078           644,843

CASH FLOWS FROM INVESTING ACTIVITIES

          Purchases of securities available for sale                                (1,493,860)       (8,170,046)
          Proceeds from maturities of securities available for sale                  2,000,000         4,735,000
          Proceeds from maturities of securities held to maturity                      200,000                --
          Net change in loans                                                          744,893         4,509,304
          Purchases of premises and equipment                                          (61,466)         (144,240)
          Proceeds from sales of other real estate and repossessed assets               17,731                --
                                                                                  ------------      ------------
               Net cash from investing activities                                    1,407,298           930,018

CASH FLOW FROM FINANCING ACTIVITIES

          Net change in deposits                                                     1,968,640         6,394,490
          Net change in securities sold under agreements to repurchase               2,593,080         2,965,362
          Net change in U.S. Treasury demand notes                                    (123,235)         (242,630)
          Proceeds from Federal Home Loan Bank advances                              3,000,000                --
          Repayment of Federal Home Loan Bank advances                              (6,862,324)       (2,835,526)
          Repurchase and retirement of shares of common stock                               --           (70,014)
          Dividends paid                                                              (567,368)         (532,185)
          Proceeds from sale of common stock and fractional shares paid                241,234           256,119
                                                                                  ------------      ------------
               Net cash from financing activities                                      250,027         5,935,616
                                                                                  ------------      ------------

Net change in cash and cash equivalents                                              2,545,403         7,510,477

Cash and cash equivalents, at beginning of period                                    8,719,749        19,269,814
                                                                                  ------------      ------------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                       $ 11,265,152      $ 26,780,291
                                                                                  ============      ============
Cash paid during the period for
          Interest                                                                $    940,749      $  1,169,287




                             See accompanying notes

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1-Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with Rule 10-01 of regulation S-X and the instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for complete presentation of financial statements. In management's opinion, the consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial condition of Commercial National Financial Corporation as of March 31, 2004 and December 31, 2003 and the results of its operations for the three months ending March 31, 2004 and March 31, 2003. The results for the three months ended March 31, 2004 are not necessarily indicative of the results expected for the full year.

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

Stock Compensation Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. There were no grants for the periods ending March 31, 2004 and March 31, 2003. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation Expense.

                                                 Three Months Ended
                                         March 31, 2004   March 31, 2003
                                         --------------   --------------
Net income as reported                     $   565,524      $   766,096
Stock-based compensation expense               (25,601)         (12,757)
                                           -----------      -----------
Proforma net income                        $   539,923      $   753,339
                                           ===========      ===========

Basic earnings per share as reported       $       .14      $       .19
Proforma basic earnings per share          $       .13      $       .19
Diluted earnings per share as reported     $       .14      $       .19
Proforma diluted earnings per share        $       .13      $       .19

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

Note 2 - Earnings Per Share

A reconciliation of the numerators and denominators of the basic earnings per share and diluted earnings per share computations for the periods ended is presented below. Stock options representing 135,828 and 99,248 shares of common stock were not considered in computing diluted earnings per share for the three month periods in 2003 and 2004 because they were antidilutive.

                                                                 Three Months Ended
                                                               MARCH 31,       March 31,
                                                                 2004           2003
                                                              ----------     ----------
BASIC EARNINGS PER SHARE:
Net income available to common shareholders                   $  565,524     $  766,096
Weighted-average common shares outstanding for
    basic earnings per share                                   4,072,308      4,006,685
                                                              ----------     ----------
BASIC EARNINGS PER SHARE                                      $      .14     $      .19
                                                              ==========     ==========
DILUTED EARNINGS PER SHARE:
Net income available to common shareholders                   $  565,524     $  766,096
Weighted-average common shares outstanding for basic
    earnings per share                                         4,072,308      4,006,685
Add:
Dilutive effect of assumed exercise of stock options              41,523         37,159
                                                              ----------     ----------
Weighted-average common and dilutive additional potential
    common shares  outstanding                                 4,113,831      4,043,844
                                                              ----------     ----------
DILUTED EARNINGS PER SHARE                                    $      .14     $      .19
                                                              ==========     ==========

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Summary

Total assets remained relatively unchanged at $240.5 million compared to $239.8 at December 31, 2003. Management classifies the economic environment as having weak business loan demand offset by an active residential real estate market. The residential real estate refinancing activity has been significantly reduced as interest rates moved higher as economic reports suggest that the economy is improving.

Liquidity

Management defines liquidity as the ability to fund appropriate levels of credit worthy loans, meet the immediate cash withdrawal requirements of depositors, and maintain access to sufficient resources to meet unexpected contingencies at a reasonable cost, with minimal losses.

Management believes that the combination of available FHLB advances, Federal funds lines of credit, the available for sale investment portfolio, and our ability to sell mortgage loans provides adequate short and medium term sources of liquidity. At a minimum the Bank has the following available to meet short-term liquidity needs: $22.3 million in available FHLB advances based on available collateral and $9 million in short term federal funds lines of credit with correspondent banks.

CNFC also needs cash to pay dividends to its shareholders. The primary source of cash is the dividends paid to CNFC by the Bank. Management believes that cash from operations is sufficient to supply the cash needed to continue paying a reasonable dividend.

Asset Quality

At March 31, 2004 CNFC has identified $3.3 million of loans as non-performing. The entire balance is considered non-accrual. This compares to $825,000 at December 31, 2003. All non-accrual loans are considered impaired. The specific allowance for loan loss allocated to these loans is $384,000 at March 31, 2004 and $189,000 at December 31, 2003. During the quarter, management was able to dispose of all assets identified as repossessed assets and other real estate owned at December 31, 2003. The balance in repossessed assets and other real estate at March 31, 2004 represents two residential real estate properties added during the quarter.

                                                  March 31, 2004   December 31, 2003
                                                  --------------   -----------------
Total loans                                        $193,630,555      $194,389,682
                                                   ============      ============
Non-accrual loans                                  $  3,297,676      $    825,129
Accruing loans past due 90 days or more                      --                --
Restructured Loans (non accrual)                             --                --
                                                   ------------      ------------
     Total non-performing loans                       3,297,676           825,129

Repossessed assets and other real estate                102,313           598,011
                                                   ------------      ------------
     Total non-performing assets                   $  3,399,989      $  1,423,140
                                                   ============      ============

Total non-performing loans as a
     percentage of total loans                             1.70%              .42%
                                                   ============      ============

Allowance for loan loss as a percentage of
     non-performing loans                                 62.05%           238.78%
                                                   ============      ============

Total non-performing assets as a percentage of
     total assets                                          1.41%              .59%
                                                   ============      ============

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

Allowance for Loan Loss

                                   Three Months Ended        Year Ended       Three Months Ended
                                     March 31, 2004       December 31, 2003     March 31, 2003
                                     --------------       -----------------     --------------
Beginning balance                      $   1,970,309       $   2,783,234       $   2,783,234

Loan charge-offs                             (93,495)         (3,120,283)            (71,006)
Loan recoveries                               79,261             406,358              77,481
                                       -------------       -------------       -------------
Net loan recoveries/(charge-offs)            (14,234)         (2,713,925)              6,475
Provision for loan losses                     90,000           1,901,000             120,000
                                       -------------       -------------       -------------
Ending balance                         $   2,046,075       $   1,970,309       $   2,909,709
                                       =============       =============       =============

Average loan balance                   $ 191,078,000       $ 184,693,000       $ 180,765,000

Percentage of net charge-offs
  as a percentage of average loans              0.00%               1.47%               0.00%

Allowance for loan loss
  as a percentage of total loans                1.06%               1.01%               1.61%



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

Management believes the business loan portfolio contains the highest risk of loss of principal. The assets identified as non-performing and/or non-accrual are also considered impaired. The impaired loans are secured by real estate. While no assurance can be given as to the ultimate value of the real estate, management believes that currently there is sufficient value to limit Commercial's exposure to $384,000. In addition, all loans currently identified as non-accrual had been identified as either watch or substandard-not impaired at December 31, 2003 and as such had been included in management's assessment of the adequacy of the allowance for loan loss at December 31, 2003.

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

Capital Resources

CNFC's capital ratios continue to exceed regulatory guidelines for a "well capitalized" institution. It is management's intent to maintain capital ratios in excess of the minimum required to be well capitalized. A summary of CNFC's capital ratios follows:

                                                         Minimum Required to be
                                                          Well Capitalized Under          Minimum Required
                         March 31,    December 31,       Prompt Corrective Action            for Capital
                           2004         2003                 Regulations                  Adequacy Purposes
                           ----         ----                 -----------                  -----------------

Total capital to
  risk weighted assets     14.8%         14.4%                     10.0%                      8.0%
Tier 1 capital to
  risk weighted assets     13.7%         13.3%                      6.0%                      4.0%
Tier 1 capital to
  average assets           10.1%         10.2%                      5.0%                      4.0%


RESULTS OF OPERATIONS

Summary

Net income for the quarter ended March 31, 2004 was $566,000, a decrease of $200,000 or 26.1% compared to the same period in 2003. The primary factors that affected the decrease in net income are: a $45,000 increase in net interest income, a $247,000 decrease in non-interest income caused by the significantly reduced residential real estate refinancing activity and related sales of residential real estate loans to the secondary market, a $30,000 decrease in the provision for loan loss, and a $129,000 increase in non-interest expense caused by the additional overhead to support our new facility in Mt. Pleasant.

Net Interest Income

The following table illustrates the effect that changes in rates and balances of interest-earning assets and interest-bearing liabilities had on tax-equivalent net interest income for the three months ending March 31, 2004 and 2003.

                                          2004               2003
                                      ------------      ------------
Interest Income (tax equivalent)      $  3,384,718      $  3,562,829
Interest Expense                           940,879         1,154,461
                                      ------------      ------------
Net Interest Income                   $  2,443,839      $  2,408,368
                                      ============      ============
Average Balances
Interest-earning Assets               $225,798,501      $226,091,079
Interest-bearing Liabilities           193,388,641       194,132,893
                                      ------------      ------------
Net Differential                      $ 32,409,860      $ 31,958,186
                                      ============      ============
Average Yields/Rates (annualized)
Yield on Earning Assets                       6.01%             6.39%
Rate Paid on Liabilities                      1.95%             2.41%
                                      ------------      ------------
Interest Spread                               4.06%             3.98%
                                      ============      ============
Net Interest Margin                           4.34%             4.32%
                                      ============      ============



                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

The following table quantifies the effect on net interest income of changes in the volume of assets and liabilities and the change in yields and cost of funds for the three months ended March 31, 2004


                                 Three Months Ending
                                   March 31, 2004

                         Balance         Rate         Inc/(Dec)
                         -------         ----         ---------
Interest Earning
Assets                  $ 157,616     $(335,727)     $(178,111)
Interest Bearing
Liabilities                18,483      (232,065)      (213,582)
                        ---------     ---------      ---------
Net Interest Income     $ 139,133     $(103,662)     $  35,471
                        =========     =========      =========



In general, interest rates began to trend upward during the first quarter of 2004, as economic data supported a strengthening economy. In the short run, this has had little effect on CNFC's margin. Margin has remained stable at 4.34% compared to 4.32% for the same period of 2003.

Noninterest Income

Noninterest income for the three months ending March 31, 2004 was $281,000. This represents a $247,000 or 46.8% decrease over the same period in 2003.

The decrease in the net gain on loan sales of $229,000 or 81.5% compared to the same period in 2003 was the primary reason for the overall decrease. Rising interest rates has eliminated the incentive for residential real estate customers to refinance existing loans. We do not anticipate a resumption of the refinancing activity.

Noninterest Expense

Noninterest expense for the three months ending March 31, 2004 totaled $1,745,000. This represents a $129,000 or 8.0% increase over the same period in 2003.

Salary and benefit expense for the three months ending March 31, 2004 totaled $974,000 compared to $904,000 for the same period in 2003, an increase of $69,000 or 7.7%. Mt. Pleasant staff was not hired until the second and third quarters of 2003, therefore, the majority of the first quarter increase relates to our Mt. Pleasant expansion. The increase is also partially due to increased medical insurance premiums, which occurred during the third quarter of 2003.

Occupancy and equipment increased $34,000 or 11.2% compared to the same period in 2003. Costs associated with operating the new Mt. Pleasant office contributed to the increased occupancy and equipment expense.

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

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

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

An additional challenge management faces in managing net interest income is the fact that what would maximize net interest income to the Bank may be in conflict with the customers' request for products and services. In the current low interest rate environment, management has greater concern that interest rates will rise significantly over time rather than fall. Management would prefer to offer variable rate loan products that would reprice upward as interest rates rise. However, our loan customers are generally requesting long term fixed rate loans. On the funding side, management would like to extend the maturities of its liabilities to match the loan customers' request for longer term fixed rate loans. However, our deposit customers' are reluctant to commit to long term certificates of deposits.

Commercial's primary tool in measuring interest rate risk is to perform a simulation analysis. This analysis forecasts the effect of various interest rate changes on the balance sheet, economic value of equity, net interest income and net income. One common scenario performed by the Committee is to "shock" the balance sheet by assuming that Commercial has just experienced an immediate and parallel shift in the yield curve up or down 200 basis points. The model, using data and assumptions determined by management, reprice assets and liabilities at new market rates. The objective of this testing is to determine how the Bank's net interest income and the economic value of equity are affected by extreme changes in interest rates. These results are recorded and compared to previous results. Management performs this calculation monthly.

The limitation to this methodology is that the interest rate curve rarely shifts 200 basis points immediate and parallel. In addition, a downward 200 basis point shift in today's interest rate environment is not likely. Management implemented a new interest rate risk model during the first quarter of 2004. In addition to the 200 basis point immediate and parallel shift in interest rates, management performs additional projections using other interest rate environments. The results listed below for the quarter ending March 31, 2003 were obtained using the Bank's prior model.

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

In an environment where interest rates increased 200 basis points in an immediate and parallel shift in the yield curve, management projects that net income will increase 10.75% during the next 12 months. The difference in net income compared to December 31, 2003 is primarily due to the change in the interest rate risk model used by management. Management believes that the new model more accurately predicts the repricing opportunities and cash flow comprising the balance sheet at December 31, 2003.

                   Projected Percentage Change in Net Income

                                       March 31, 2004           December 31, 2003
                                       --------------           -----------------
-200 basis points                        (23.79)%                        .29%
0 basis points                             0.00                         0.00
+200 basis points                         10.75%                      (34.95)%

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION



ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures - Jeffrey S. Barker, the Corporation's Principal Executive Officer, and Patrick G. Duffy, the Corporation's Principal Financial Officer, have reviewed and evaluated the effectiveness of the Corporation's disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act)) as of the end of the period covered by this form 10Q quarterly report. Based on their evaluation, they have concluded that the Corporation's disclosure controls and procedures were effective as of March 31, 2004.

 (b) Changes in internal controls - The Corporation also conducted an evaluation of internal control over financial reporting to determine whether any changes occurred during the quarter ended March 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting. Based on this evaluation, there has been no such change during the quarter that ended March 31, 2004.

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

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION


PART II. OTHER INFORMATION


ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits:

            Exhibit 31.1 Certification of Chief Executive Officer required by Rule 13a-14(a).

            Exhibit 31.2 Certification of Chief Financial Officer required by Rule 13a-14(a).

            Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer.

            Exhibit 32.2 Certification pursuant to 18 U.S.C. Section 1350 of Chief Financial Officer.


      (b)   Report on Form 8-K

            Current report on Form 8-K dated March 1, 2004 filed with the Security and Exchange Commission on March 5, 2004 announcing the 2004 first quarter dividend.

            Current report on Form 8-K dated January 27, 2004 filed with the Security and Exchange Commission on January 28, 2004 announcing fourth quarter 2003 earnings.

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

                                    Commercial National Financial Corporation
                                                     (Registrant)

Date: May 11, 2004                  /s/ Jeffrey S. Barker
                                    -------------------------------------
                                    Jeffrey S. Barker
                                    President and Chief Executive Officer


Date: May 11, 2004                  /s/ Patrick G. Duffy
                                    --------------------------------------
                                    Patrick G. Duffy
                                    Executive Vice President and Chief Financial
                                    Officer

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION


                                 Exhibit Index
Exhibit
  No.                            Description
  --                             -----------

Exhibit 31.1             Certification of Chief Executive Officer required by
                         Rule 13a-14(a).

Exhibit 31.2             Certification of Chief Financial Officer required by
                         Rule 13a-14(a).

Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer.

Exhibit 32.2 Certification pursuant to 18 U.S.C. Section 1350 of Chief Financial Officer.