Form 10-Q
period 2004-06-30
COMMERCIAL NATIONAL FINANCIAL CORP /MI
filed 2004-08-11
CIK 828535

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities and Exchange Act of 1934

                For the quarterly period ended June 30, 2004, or

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

YES     [ ]                                   NO     [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class                              Outstanding at July 28, 2004
    -----                              ----------------------------
Common Stock
No Par Value                                    4,081,157

--------------------------------------------------------------------------------

                                      INDEX

PART I                        FINANCIAL INFORMATION

Item 1.                Financial Statements

                       Consolidated Balance Sheets as of June 30, 2004 (unaudited) and December 31, 2003             (Page 3)

                       Consolidated Statements of Income and Other Comprehensive Income (unaudited) for
                       the three and six months ended June 30, 2004 and June 30, 2003                                (Page 4)

                       Consolidated Statements of Changes in Shareholders' Equity (unaudited) for the
                       six months ended June 30, 2004 and June 30, 2003                                              (Page 5)

                       Consolidated Statements of Cash Flows (unaudited) for the six months ended
                       June 30, 2004 and June 30, 2003                                                               (Page 6)

                       Notes to Consolidated Financial Statements (unaudited)                                        (Page 7-9)

Item 2.                Management's Discussion and Analysis of Financial Condition and Results of Operations         (Page 10-13)

Item 3.                Quantitative and Qualitative Disclosures about Market Risk                                    (Page 13-15)

Item 4.                Controls and Procedures                                                                       (Page 15)

PART II                      OTHER INFORMATION

Item 6.                Exhibits and Reports on Form 8-K                                                              (Page 16-17)

SIGNATURES                                                                                                           (Page 16)

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION

ITEM 1: FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS

                                                                                  June 30,            December 31,
                                                                                   2004                  2003
                                                                                   ----                  ----
                                                                               (Unaudited)
ASSETS
Cash and due from                                                              $   4,016,269          $   6,113,498
Federal funds sold                                                                 3,111,733                644,807
Other interest bearing deposits                                                    1,535,265              1,961,444
-------------------------------------------------------------------------------------------------------------------
      Total cash and cash equivalents                                              8,663,267              8,719,749
Securities available for sale                                                     21,201,536             23,029,107
Securities held to maturity (fair value $2,302,421-
      June 30, 2004; $3,171,283-December 31, 2003)                                 2,229,975              3,047,763
Federal Home Loan Bank stock, at cost                                              1,886,500              1,710,700
Gross loans receivable                                                           200,188,290            194,389,682
Allowance for loan losses                                                         (2,147,475)            (1,970,309)
-------------------------------------------------------------------------------------------------------------------
      Net loans                                                                  198,040,815            192,419,373
Bank owned life insurance                                                          3,492,495              3,400,203
Premises and equipment, net                                                        4,012,052              3,933,347
Accrued interest receivable and other assets                                       3,623,928              3,528,005
-------------------------------------------------------------------------------------------------------------------
           Total assets                                                        $ 243,150,568          $ 239,788,247
===================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
      Deposits
           Non-interest bearing demand                                         $  21,328,466          $  23,203,653
           Interest-bearing demand                                                28,420,224             29,141,354
           Savings                                                                60,022,921             62,028,217
           Time                                                                   55,840,124             55,191,313
-------------------------------------------------------------------------------------------------------------------
                Total deposits                                                   165,611,735            169,564,537
      Securities sold under agreements to repurchase                              12,912,011             11,766,630
      Other short-term borrowings                                                    380,893                412,389
      Federal Home Loan Bank advances                                             37,728,548             32,104,222
      Accrued expenses and other liabilities                                       2,002,063              1,657,642
-------------------------------------------------------------------------------------------------------------------
           Total liabilities                                                     218,635,250            215,505,420

Shareholders' equity
      Common stock and paid-in-capital, no par value: 5,000,000 shares
      Authorized; shares issued and outstanding June 30, 2004-
      4,076,894 and December 31, 2003-4,052,480                                   24,391,178             24,117,375
      Accumulated earnings/(deficit)                                                  67,358               (112,306)
      Accumulated other comprehensive income, net of tax                              56,782                277,758
-------------------------------------------------------------------------------------------------------------------
           Total shareholders' equity                                             24,515,318             24,282,827
-------------------------------------------------------------------------------------------------------------------
                Total liabilities and shareholders' equity                     $ 243,150,568          $ 239,788,247
===================================================================================================================

                             See accompanying notes

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION

     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

                                                                     Three Months                        Six Months
                                                                    Ended June 30,                     Ended June 30,
                                                               2004               2003             2004              2003
Interest and dividend income
      Loans, including fees                                 $ 3,085,743       $ 3,125,574       $ 6,088,916       $ 6,219,668
      Taxable securities                                        140,372           183,544           294,174           363,162
      Nontaxable securities                                      81,407            99,804           167,479           206,804
      Federal funds sold                                          5,434            27,245            19,463            67,029
      Federal Home loan Bank stock dividends                     19,319            20,358            40,815            44,358
      Interest on other deposits                                  1,824             6,087             3,548            10,415
-----------------------------------------------------------------------------------------------------------------------------
           Total interest and dividend income                 3,334,099         3,462,612         6,614,395         6,911,436

Interest expense
      Deposits                                                  535,168           645,281         1,094,249         1,340,932
      Securities sold under agreements to repurchase             32,039            39,441            58,905            85,436
      Federal Home Loan Bank advances                           350,584           386,290           705,010           798,353
      Other                                                         620               668             1,126             1,419
-----------------------------------------------------------------------------------------------------------------------------
Total interest expense                                          918,411         1,071,680         1,859,290         2,226,140

Net interest income                                           2,415,688         2,390,932         4,755,105         4,685,296

Provision for loan losses                                        90,000         1,230,000           180,000         1,350,000
-----------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses           2,325,688         1,160,932         4,575,105         3,335,296

Noninterest income
      Service charges and fees                                  114,044           117,151           217,637           234,409
      Net gain on loan sales                                     51,024           260,121           103,199           541,131
      Receivable financing fees                                  47,054            43,225            94,686            84,426
      Other                                                     207,663            15,990           285,324           104,103
-----------------------------------------------------------------------------------------------------------------------------
           Total noninterest income                             419,785           436,487           700,846           964,069
-----------------------------------------------------------------------------------------------------------------------------

Noninterest expense
      Salaries and employee benefits                            989,490           929,527         1,963,013         1,833,669
      Occupancy and equipment                                   331,838           319,674           668,718           622,493
      FDIC insurance                                              6,449             6,882            12,929            14,184
      Printing, postage and supplies                             61,909            66,764           130,538           137,931
      Professional and outside services                          88,053           104,508           175,376           192,259
      Other                                                     312,814           273,046           584,933           516,315
-----------------------------------------------------------------------------------------------------------------------------
           Total non-interest expense                         1,790,553         1,700,401         3,535,507         3,316,851
-----------------------------------------------------------------------------------------------------------------------------

Income/(loss) before income tax expense                         954,920          (102,982)        1,740,444           982,514
Income tax expense/(benefit)                                    281,000          (105,400)          501,000           214,000
-----------------------------------------------------------------------------------------------------------------------------
Net income                                                  $   673,920       $     2,418       $ 1,239,444       $   768,514
=============================================================================================================================

Net change in unrealized gains on securities available
      for sale                                              $  (374,282)      $   103,547       $  (334,812)      $    80,189
Tax effects                                                     127,256           (35,205)          113,836           (27,264)
-----------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                                  $   426,894       $    70,760       $ 1,018,468       $   821,439
=============================================================================================================================

Per share information
      Basic earnings                                        $       .17       $         -       $       .30       $       .19
      Diluted earnings                                      $       .16       $         -       $       .30       $       .19
      Dividends declared                                    $       .12       $       .13       $       .26       $       .27

                             See accompanying notes

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY Six Months Ended June 30, 2004 and June 30, 2003 (Unaudited)

                                                                                                       Accumulated
                                                    Shares            Common           Retained            Other
                                                    Issued           Stock and         Earnings/       Comprehensive       Total
                                                      and             Paid in        (Accumulated     Income/(Loss),    Shareholder'
                                                  Outstanding         Capital          Deficit)         Net of Tax         Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2003                           3,801,421   $    23,255,499   $         3,908   $       444,565   $ 23,703,972

Comprehensive income:
    Net income                                                                             768,514                          768,514
    Net change in unrealized gains/(losses) on
       securities available for sale                                                                          80,189         80,189
    Tax effect                                                                                               (27,264)       (27,264)
                                                                                                                       ------------
       Total comprehensive income                                                                                           821,439

Cash dividends declared, $.27 per share                                                 (1,070,794)                      (1,070,794)

Issued under dividend reinvestment plan                 34,086           409,032                                            409,032
Issued under stock option plans                             48               318                                                318
Issued under employee benefit plan                       3,370            40,956                                             40,956
Repurchase and retirement of shares                    (13,126)         (157,326)                                          (157,326)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2003                             3,825,799   $    23,548,479   $      (298,372)  $       497,490   $ 23,747,597
===================================================================================================================================

                                                                                                      Accumulated
                                                     Shares          Common           Retained            Other
                                                     Issued         Stock and         Earnings/       Comprehensive       Total
                                                       and           Paid in        (Accumulated     Income/(Loss),    Shareholder'
                                                   Outstanding       Capital          Deficit)         Net of Tax         Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2004                          4,052,480   $    24,117,375   $      (112,306)  $       277,758  $ 24,282,827

Comprehensive income:
    Net income                                                                          1,239,444                       1,239,444
    Net change in unrealized gains/(losses) on
       securities available for sale                                                                       (334,812)     (334,812)
    Tax effect                                                                                              113,836       113,836
                                                                                                                     ------------
       Total comprehensive income                                                                                       1,018,468

Cash dividends declared, $.26 per share                                                (1,059,780)                     (1,059,780)

Issued under dividend reinvestment plan                35,690           401,748                                           401,748
Issued under employee benefit plan                      3,646            46,772                                            46,772
Repurchase and retirement of shares                   (14,922)         (174,717)                                         (174,717)
---------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2004                            4,076,894   $    24,391,178   $        67,358   $        56,782  $ 24,515,318
=================================================================================================================================

                             See accompanying notes

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                         2004               2003
                                                                                         ----               ----
Cash flows from operating activities
      Net income                                                                     $  1,239,444       $    768,514
      Adjustments to reconcile net income to net cash from operating activities
      Provision for loan losses                                                           180,000          1,350,000
      Net gains on loan sales                                                            (103,199)          (541,131)
      Originations of loans held for sale                                              (4,750,948)       (22,696,920)
      Proceeds from sales of loans held for sale                                        4,854,147         23,238,051
      Net losses on sale of other real estate and repossessed assets                       11,452                  -
      Stock dividends paid on Federal Home loan Bank stock                               (175,800)           (21,800)
      Bank owned life insurance                                                           (92,292)           (91,107)
      Depreciation, amortization and accretion                                            382,695            343,188
      Net change in accrued interest receivable and other assets                          (11,270)          (103,608)
      Net change in accrued expenses and other liabilities                                422,168            182,651
--------------------------------------------------------------------------------------------------------------------
           Net cash from operating activities                                           1,956,397          2,427,838

Cash flow from investing activities
      Purchases of securities available for sale                                       (4,627,095)       (14,425,946)
      Proceeds from maturities of securities available for sale                         6,002,743         10,517,199
      Proceeds from maturities of securities held to maturity                             815,000          1,280,000
      Net change in loans                                                              (5,801,442)        (1,492,050)
      Purchases of premises and equipment                                                (341,501)          (411,571)
      Proceeds from sale of other real estate and repossessed activities                   17,731             81,478
--------------------------------------------------------------------------------------------------------------------
           Net cash from investing activities                                          (3,934,564)        (4,450,890)

Cash flow from financing activities
      Net change in deposits                                                           (3,952,802)           825,152
      Net change in securities sold under agreements to repurchase                      1,145,381            896,482
      Net change in U.S. treasury demand notes                                            (31,496)           (49,856)
      Proceeds from Federal Home Loan Bank advances                                    14,000,000                  -
      Repayment of Federal Home Loan Bank advances                                     (8,375,674)        (4,386,337)
      Repurchase and retirement of shares of common stock                                (174,717)          (157,326)
      Dividends paid                                                                   (1,137,527)        (1,066,280)
      Proceeds from sale of common stock and fractional shares paid                       448,520            450,306
--------------------------------------------------------------------------------------------------------------------
           Net cash from financing activities                                           1,921,685         (3,487,859)
--------------------------------------------------------------------------------------------------------------------

Net change in cash and cash equivalents                                                   (56,482)        (5,510,911)

Cash and cash equivalents, at beginning of period                                       8,719,749         19,269,814
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, at end of period                                          $  8,663,267       $ 13,758,903
====================================================================================================================

Cash paid during the period for
      Interest                                                                       $  1,877,421       $  2,250,080
      Federal income taxes                                                           $          -       $    684,000

                             See accompanying notes

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1-Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with Rule 10-01 of Regulation S-X and the instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for complete presentation of financial statements. In management's opinion, the consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial condition of Commercial National Financial Corporation as of June 30, 2004 and December 31, 2003 and the results of its operations for the three and six months ending June 30, 2004 and June 30, 2003. The results for the three and six months ended June 30, 2004 are not necessarily indicative of the results expected for the full year.

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

Stock Compensation Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. There were no grants for the period ending June 30, 2004. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation Expense.

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION

                                                          Quarter to Date                          Year to Date
                                                June 30, 2004       June 30, 2003        June 30, 2004      June 30, 2003
--------------------------------------------------------------------------------------------------------------------------
Net income as reported                         $     673,920       $       2,418        $   1,239,444       $    768,514
Stock-based compensation expense                     (22,916)            (28,470)             (48,517)           (53,361)
------------------------------------------------------------------------------------------------------------------------
Proforma net income/(loss)                     $     651,004       $     (26,052)       $   1,190,927       $    715,153
========================================================================================================================

Basic earnings per share as reported           $         .17       $         .00        $         .30       $        .19
Proforma basic earnings per share              $         .16       $        (.01)       $         .29       $        .18
Diluted earnings per share as reported         $         .16       $         .00        $         .30       $        .19
Proforma diluted earnings per share            $         .16       $        (.01)       $         .29       $        .18

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of the grant date. There were no grants for the period ending June 30, 2004.

                                     Quarter to Date   Year to Date
                                     June 30, 2003     June 30, 2003
--------------------------------------------------------------------
Risk-free interest rate                   3.57%           3.57%
Expected option life                     10.00           10.00
Expected stock price volatility          21.10           21.10
Dividend yield                            4.31%           4.31%

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

Note 2 - Earnings Per Share

A reconciliation of the numerators and denominators of the basic earnings per share and diluted earnings per share computations for the periods ended is presented below. Stock options representing 48,792 and 99,248 shares of common stock were not considered in computing diluted earnings per share for the three and six month periods in 2003 and 2004 because they were antidilutive.

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION

                                                                   Three Months Ended               Six Months Ended
                                                                 JUNE 30,       June 30,        JUNE 30,       June 30,
                                                                  2004            2003            2004            2003
-------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE:
Net income available to common shareholders                    $  673,920      $    2,418      $1,239,444      $  768,514

Weighted-average common shares outstanding for
    basic earnings per share                                    4,080,036       4,026,688       4,077,805       4,016,489
-------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE                                       $      .17      $      .00      $      .30      $      .19
=========================================================================================================================

DILUTED EARNINGS PER SHARE:

Net income available to common shareholders                    $  673,920      $    2,418      $1,239,444      $  768,514

Weighted-average common shares outstanding for basic
    earnings per share                                          4,080,036       4,026,688       4,077,805       4,016,489
Add:
Dilutive effect of assumed exercise of stock options               39,366          43,111          39,366          43,111
-------------------------------------------------------------------------------------------------------------------------
Weighted-average common and dilutive additional potential
    common shares  outstanding                                  4,119,402       4,069,799       4,117,171       4,059,600
=========================================================================================================================
DILUTED EARNINGS PER SHARE                                     $      .16      $      .00      $      .30      $      .19
=========================================================================================================================

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Summary

Total assets ended the quarter at $243.2 million compared to $239.8 million at December 31, 2003. Management classifies the economic environment as having weak business loan demand offset by an active residential real estate market. The residential real estate refinancing activity has been significantly reduced as interest rates moved higher.

Loan totals increased $5.8 million as a result of growth in the residential real estate loan portfolio. The business loan portfolio has decreased $3.6 million since December 31, 2003 while the residential real estate portfolio has increased $8.9 million.

During the first six months of 2003, CNFC charged-off $1,945,000 of loan balances to the allowance for loan losses compared to $104,000 during the same period in 2004. Loan quality has improved, however, CNFC continues to work with several business loan customers, representing $2.9 million in loan balances, experiencing financial difficulties.

Liquidity

Management defines liquidity as the ability to fund appropriate levels of credit worthy loans, meet the immediate cash withdrawal requirements of depositors, and maintain access to sufficient resources to meet unexpected contingencies at a reasonable cost, with minimal losses.

Management believes that the combination of available FHLB advances, federal funds lines of credit, the available for sale investment portfolio, and our ability to sell mortgage loans provides adequate short and medium term sources of liquidity. At a minimum the Bank has the following available to meet short-term liquidity needs: $17 million in available FHLB advances based on available collateral and $9 million in short term federal funds lines of credit with correspondent banks and the Federal Reserve. In addition, CNFC has secured a $5 million line of credit with a correspondent bank. The stock of Commercial Bank secures the line of credit. The interest rate on the line of credit is equal to the prime interest rate at June 30, 2004 of 4.00%.

CNFC also needs cash to pay dividends to its shareholders. The primary source of cash is the dividends paid to CNFC by the Bank. Management believes that cash from operations is sufficient to supply the cash needed to continue paying a reasonable dividend.

Asset Quality

At June 30, 2004 CNFC has identified $2.9 million of loans as non-performing. This compares to $825,000 at December 31, 2003. All non-accrual loans are considered impaired. The specific allowance for loan loss allocated to these loans is $335,000 at June 30, 2004 and $189,000 at December 31, 2003. The
balance in repossessed assets and other real estate at June 30, 2004 represents two residential real estate properties which management believes will not result in material loss.

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION

                                                   June 30, 2004     December 31, 2003
                                                   ------------      -----------------
Total loans                                         $200,188,290       $194,389,682

Non-accrual loans                                   $  2,842,349       $    825,129
Accruing loans past due 90 days or more                   84,346                  -
Restructured Loans (non accrual)                               -                  -
-----------------------------------------------------------------------------------
      Total non-performing loans                       2,926,695            825,129
Repossessed assets and other real estate                 102,428            598,011
-----------------------------------------------------------------------------------
      Total non-performing assets                   $  3,029,123       $  1,423,140
===================================================================================

Total non-performing loans as a
      percentage of total loans                             1.46%               .42%
===================================================================================

Allowance for loan loss as a percentage of
      non-performing loans                                 73.38%            238.78%
===================================================================================

Total non-performing assets as a percentage of
      total assets                                          1.25%               .59%
===================================================================================

Allowance for Loan Loss Summary of Activity

                                         Six Months Ended         Year Ended           Six Months Ended
                                           June 30, 2004        December 31, 2003       June 30, 2003
-------------------------------------------------------------------------------------------------------
Beginning balance                         $   1,970,309          $   2,783,234          $   2,783,234

Loan charge-offs                               (103,800)            (3,120,283)            (1,945,362)
Loan recoveries                                 100,966                406,358                 83,843
-----------------------------------------------------------------------------------------------------
Net loan recoveries/(charge-offs)                (2,834)            (2,713,925)            (1,861,519)
Provision for loan losses                       180,000              1,901,000              1,350,000
-----------------------------------------------------------------------------------------------------
Ending balance                            $   2,147,475          $   1,970,309          $   2,271,715
=====================================================================================================

Average loan balance                      $ 194,077,000          $ 184,693,000          $ 181,230,000

Percentage of net charge-offs
  as a percentage of average loans                 0.00%                 (1.47)%                (1.03)%

Allowance for loan loss
  as a percentage of total loans                   1.07%                  1.01%                  1.24%

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

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION

grouped as a homogenous category. A reserve is established on this category using historical loss experience. A specific reserve is calculated for each loan identified as impaired, however, the total allowance is available for any loan.

Management believes the business loan portfolio contains the highest risk of loss of principal. The assets identified as non-performing and/or non-accrual are considered impaired. The impaired loans are secured by real estate and supported by appraisals, however, in a weak economy the ability to ultimately collected the full amount represented by the appraisal is not certain. Management is aware of recent completed sales involving similar types of real estate and believes that there is sufficient value to limit Commercial's exposure to $335,000. However, no assurance can be given that the ultimate exposure is significantly higher than this amount.

Capital Resources

CNFC's capital ratios continue to exceed regulatory guidelines for a "well capitalized" institution. It is management's intent to maintain capital ratios in excess of the minimum required to be well capitalized. A summary of CNFC's capital ratios follows:

                                                                   Minimum Required to be
                                                                   Well Capitalized Under              Minimum Required
                             June 30,        December 31,         Prompt Corrective Action                for Capital
                              2004              2003                    Regulations                    Adequacy Purposes
------------------------------------------------------------------------------------------------------------------------
Total capital to
  risk weighted assets         14.7%             14.4%                      10.0%                             8.0%
Tier 1 capital to
  risk weighted assets         13.5%             13.3%                       6.0%                             4.0%
Tier 1 capital to
  average assets               10.2%             10.2%                       5.0%                             4.0%

RESULTS OF OPERATIONS

Summary

Net income for the quarter ended June 30, 2004 was $674,000, an increase of $672,000 compared to the same period in 2003. The primary factor that affected the decrease in net income is: a $1,140,000 decrease in the provision for loan loss.

Net Interest Income

The following table illustrates the effect that changes in rates and balances of interest-earning assets and interest-bearing liabilities had on tax-equivalent net interest income for the three and six months ending June 30, 2004 and 2003.

                                           Three Months Ending June 30,                Six Months Ending June 30,
                                            2004                 2003                  2004                 2003
--------------------------------------------------------------------------------------------------------------------
Interest income (tax equivalent)         $  3,434,938         $  3,574,006         $  6,819,657         $  7,136,836
Interest expense                              918,411            1,071,680            1,859,290            2,226,140
--------------------------------------------------------------------------------------------------------------------
Net interest income                      $  2,516,527         $  2,502,326         $  4,960,367         $  4,910,696
====================================================================================================================

Average balances
Interest-earning assets                  $226,731,682         $224,495,461         $226,265,092         $225,288,866
Interest-bearing liabilities              192,797,459          193,030,080          193,035,283          193,547,969
--------------------------------------------------------------------------------------------------------------------
Net differential                         $ 33,934,223         $ 31,465,381         $ 33,229,809         $ 31,740,897
====================================================================================================================

Average Yields/Rates (annualized)
Yield on earning assets                          6.08%                6.38%                6.04%                6.39%
Rate paid in liabilities                         1.91%                2.23%                1.93%                2.32%
--------------------------------------------------------------------------------------------------------------------

Interest spread                                  4.17%                4.15%                4.11%                4.07%
====================================================================================================================

Net interest margin                              4.45%                4.47%                4.40%                4.40%
====================================================================================================================

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION

The following table quantifies the effect on net interest income of changes in the volume of assets and liabilities and the change in yields and cost of funds for the three and six months ended June 30, 2004

                                               Three Months Ending                              Six Months Ending
                                                   June 30, 2004                                   June 30, 2004
                                     Balance           Rate            Inc/(Dec)     Balance           Rate            Inc/(Dec)
                                     -------           ----            ---------     -------           ----            ---------
Interest Earning Assets             $ 173,351        $(312,419)        $(139,068)   $ 330,753        $(647,932)        $(317,179)

Interest Bearing Liabilities           27,724         (180,993)         (153,269)      46,334         (413,184)         (366,850)
                                    ---------        ---------         ---------    ---------        ---------         ---------

Net Interest Income                 $ 145,627        $(131,426)        $  14,201    $ 284,419        $(234,748)        $  49,671
                                    =========        =========         =========    =========        =========         =========

In general, interest rates have trended upward during the first and second quarters of 2004, as economic data supported a strengthening economy. In the short run, this has had little effect on CNFC's margin. Margin has remained stable at 4.45% compared to 4.47% for the same period of 2003.

The factors affecting the $50,000 increase in tax equivalent net interest income for the six months ending June 30, 2004 are similar to those described above for the three months ending June 30, 2004.

Noninterest Income

Noninterest income for the three months ending June 30, 2004 was $420,000. This represents a $16,000 or 3.7% decrease over the same period in 2003.

The decrease in the net gain on loan sales of $209,000 or 80.4% compared to the same period in 2003 was the primary reason for the overall decrease. Rising interest rates eliminated the incentive for residential real estate customers to refinance existing loans. We do not anticipate a resumption of the refinancing activity.

Offsetting the decrease in net gain on loan sales was a $192,000 or 1200.0% increase in other noninterest income. As rates have increased, the average life of the residential real estate mortgage loan portfolio has extended. This has resulted in an increase in the value of mortgage servicing rights. During the second quarter of 2004, CNFC recorded a recovery of $132,000 in the value of mortgage servicing rights previously expensed to a valuation allowance.

The factors affecting the $263,000 decrease in noninterest income for the six months ending June 30, 2004 are similar to those described above for the three months ending June 30, 2004.

Noninterest Expense

Noninterest expense for the three months ending June 30, 2004 totaled $1,791,000. This represents a $91,000 or 5.4% increase over the same period in 2003.

Salary and benefit expense for the three months ending June 30, 2004 totaled $989,000 compared to $930,000 for the same period in 2003, an increase of $59,000 or 6.3%. The increase represents normal merit increases in salary, and normal increases in related benefit expense.

Professional fees for the quarter ending June 30, 2004 totaled $88,000 compared to $105,000 for the same period in 2003. This represents a $17,000 or 16.2% decrease. Included in the 2003 totals was $18,000 in employment search fees. The search fees for 2004 are $0.

The factors affecting the $219,000 increase in noninterest expense for the six months ending June 30, 2004 are similar to those described above for the three months ending June 30, 2004.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commercial's primary market risk exposure is interest rate risk and, to a lesser extent, liquidity risk. Commercial's transactions are denominated in U.S. dollars with no specific foreign exchange exposure. Also, Commercial has a limited exposure to commodity prices related to agricultural loans. Any impacts

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION

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

Commercial's primary tool in measuring interest rate risk is to perform a simulation analysis. This analysis forecasts the effect of various interest rate changes on the cash flows associated with CNFC's assets and liabilities. One common scenario performed by the Committee is to "shock" the balance sheet by assuming that Commercial has just experienced an immediate and parallel shift in the yield curve up or down 200 basis points. The model, using data and assumptions determined by management, reprice assets and liabilities at new market rates. The objective of this testing is to determine how the Bank's net income and the economic value of equity are affected by extreme changes in interest rates. These results are recorded and compared to previous results. Management performs this calculation monthly.

The limitation to this methodology is that the interest rate curve rarely shifts 200 basis points immediate and parallel. In addition, a downward 200 basis point shift in today's interest rate environment is not likely. Management implemented a new interest rate risk model during the first quarter of 2004. In addition to the 200 basis point immediate and parallel shift in interest rates, management performs additional projections using other interest rate environments, asset growth assumptions and funding strategies. The results listed below for December 31, 2003 were obtained using the Bank's prior model.

The Table below summarizes the effect a 200 basis point immediate and parallel shift of the yield curve has on net income. In a falling interest rate environment, management does not have the ability to lower

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION

deposit rates 200 basis points to offset a decrease in rates on earning assets. Therefore, if rates decreased 200 basis points, margin would likely compress resulting in lower net interest income and potentially lower net income.

In an environment where interest rates increased 200 basis points in an immediate and parallel shift in the yield curve, management projects that net income will increase during the next 12 months. The difference in June 30, 2004 projected net income compared to December 31, 2003 is primarily due to the change in the interest rate risk model used by management. Management believes that the new model more accurately predicts the repricing opportunities and cash flows comprising the balance sheet at June 30, 2004.

                    Projected Percentage Change in Net Income

                                            June 30, 2004               December 31, 2003
                                            -------------               -----------------
-200 basis points                               (6.8%)                          .3%
0 basis points                                   0.0                           0.0
+200 basis points                                3.7%                        (35.0%)

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures-Jeffrey S. Barker, the Corporation's Principal Executive Officer, and Patrick G. Duffy, the Corporation's Principal Financial Officer, have reviewed and evaluated the effectiveness of the Corporation's disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act)) as of the end of the period covered by this Form 10-Q quarterly report. Based on their evaluation, they have concluded that the Corporation's disclosure controls and procedures were effective as of June 30, 2004.

(b) Changes in internal controls-The Corporation also conducted an evaluation of internal control over financial reporting to determine whether any changes occurred during the quarter ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting. Based on this evaluation, there has been no such change during the quarter that ended June 30, 2004.

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

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION

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

PART II. OTHER INFORMATION

ITEM 2 CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table shows information relating to the repurchase of shares of Commercial National Financial Corporation common stock for the three months ended June 30, 2004:

                                                                  Total Number              Maximum
                                                                    of Shares               Number
                                                                  Purchased as             of Shares
                                                                Part of Publicly         That May Yet be
                          Total Number           Average            Announced            Purchased Under
                           of Shares           Price Paid           Plans or              the Plans or
                           Purchased            Per Share           Programs(1)            Programs(1)
--------------------------------------------------------------------------------------------------------
April 1-30                     1,957           $    11.52              1,957                 74,852
May 1-31                       1,970                11.52              1,970                 72,882
June 1-30                     10,995                11.26             10,995                 61,887
-------------------------------------------------------------------------------------------------------
   Total                      14,922           $    11.34             14,922                 61,887
=======================================================================================================

------------
(1) A stock repurchase program was established during 1998. The board of directors of Commercial National Financial Corporation has authorized the repurchase of up to 383,340 shares. The repurchase program has no expiration date.

ITEM 4 SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

Commercial National Financial Corporation held its annual meeting of shareholders on April 27, 2004. A total of 3,440,613 shares were represented in person or by proxy, or more than 84.39% of the total shares outstanding.

Proposal: Shareholders elected 10 Director nominees named in the Proxy
Statement.

       Name                                             For                  Against
------------------------------------------------------------------------------------
Richard F. Abbott                                    3,426,572               14,041
Jefferson P. Arnold                                  3,424,300               16,313
Jeffrey S. Barker                                    3,426,635               13,978
Don J. Dewey                                         3,426,127               14,486
Patrick G. Duffy                                     3,426,635               13,978
David A. Ferguson                                    3,402,582               38,031
Paul B. Luneack                                      3,428,252               12,361
Kim C. Newson                                        3,426,127               14,486
Howard D. Poindexter                                 3,428,252               12,361
Scott E. Sheldon                                     3,424,787               15,826

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

          (a)        Exhibits:

                     Exhibit 31.1 Certification of Chief Executive Officer required by Rule 13a-14(a).

                     Exhibit 31.2 Certification of Chief Financial Officer required by Rule 13a-14(a).

                   COMMERCIAL NATIONAL FINANCIAL CORPORATION

                     Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer.

                     Exhibit 32.2 Certification pursuant to 18 U.S.C. Section 1350 of Chief Financial Officer.

            (b)      Reports on Form 8-K

                     Current report on Form 8-K dated May 27, 2004 filed with the Securities and Exchange Commission on May 27, 2004, under Item 5, announcing the 2004 second quarter dividend.

                     Current report on Form 8-K dated May 6, 2004 filed with the Securities and Exchange Commission on May 10, 2004, under
                     Item 9, announcing first quarter 2004 earnings.

                     Current report on Form 8-K dated May 19, 2004 filed with the Securities and Exchange Commission on May 25, 2004, under Item 5, announcing the election of Robert S. Elmore to the board of directors of Commercial National Financial Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Commercial National Financial Corporation
                                                (Registrant)

Date: July 31, 2004                /s/ Jeffrey S. Barker
                                   ---------------------------------------------
                                   Jeffrey S. Barker
                                   President and Chief Executive Officer

Date: July 31, 2004                /s/ Patrick G. Duffy
                                   ---------------------------------------------
                                   Patrick G. Duffy
                                   Executive Vice President and Chief
                                   Financial Officer

                               10-Q EXHIBIT INDEX

EXHIBIT NO.                                   DESCRIPTION
-----------                                   -----------
EX-31.1                        Certification of Chief Executive Officer
                               required by Rule 13a-14(a).

EX-31.2 Certification of Chief Financial Officer pursuant required by Rule 13a-14(a)

EX-32.1                        Certification pursuant to 18 U.S.C. Section
                               1350 of Chief Executive Officer

EX-32.2                        Certification pursuant to 18 U.S.C. Section
                               1350 of Chief Financial Officer