Form 10-Q
period 2004-09-30
COMMERCIAL NATIONAL FINANCIAL CORP /MI
filed 2004-11-04
CIK 828535

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities and Exchange Act of 1934

              For the quarterly period ended September 30, 2004, or

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

YES [ ]                                   NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                                   Outstanding at October 22, 2004
       -----                                   -------------------------------
   Common Stock                                          4,097,777
   No Par Value

                                     INDEX

PART I                                     FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets as of September 30, 2004 (unaudited) and
           December 31, 2003                                                                       (Page 3)

           Consolidated Statements of Income and Other Comprehensive Income
           (unaudited) for the three and nine months ended September 30, 2004
           and September 30, 2003                                                                  (Page 4)

           Consolidated Statements of Changes in Shareholders' Equity
           (unaudited) for the nine months ended September 30, 2004 and
           September 30, 2003                                                                      (Page 5)

           Consolidated Statements of Cash Flows (unaudited) for the nine months ended
           September 30, 2004 and September 30, 2003                                               (Page 6)

           Notes to Consolidated Financial Statements (unaudited)                                  (Page 7-9)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations   (Page 10-13)

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                              (Page 13-15)

Item 4.    Controls and Procedures                                                                 (Page 15)

PART II                                      OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.    Exhibits                                                                                (Page 17)

SIGNATURES                                                                                         (Page 18)

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

ITEM 1: FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS

                                                                          September 30,       December 31,
                                                                              2004                2003
                                                                          -------------      -------------
                                                                           (Unaudited)
ASSETS
Cash and due from                                                         $   4,580,199      $   6,113,498
Federal funds sold                                                                2,392            644,807
Other interest bearing deposits                                               2,016,425          1,961,444
                                                                          -------------      -------------
     Total cash and cash equivalents                                          6,599,016          8,719,749
Securities available for sale                                                21,007,131         23,029,107
Securities held to maturity (fair value $2,104,242-
     September 30, 2004; $3,171,283-December 31, 2003)                        2,038,706          3,047,763
Federal Home Loan Bank stock, at cost                                         1,910,000          1,710,700
Gross loans receivable                                                      204,698,389        194,389,682
Allowance for loan losses                                                    (2,437,117)        (1,970,309)
                                                                          -------------      -------------
     Net loans                                                              202,261,272        192,419,373
Bank owned life insurance                                                     3,975,503          3,736,505
Premises and equipment, net                                                   3,904,713          3,933,347
Accrued interest receivable and other assets                                  2,163,169          3,191,703
                                                                          -------------      -------------
         Total assets                                                     $ 243,859,510      $ 239,788,247
                                                                          =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
     Deposits
         Non-interest bearing demand                                      $  22,896,009      $  23,203,653
         Interest-bearing demand                                             27,337,102         29,141,354
         Savings                                                             61,523,479         62,028,217
         Time                                                                54,245,693         55,191,313
                                                                          -------------      -------------
         Total deposits                                                     166,002,283        169,564,537
     Securities sold under agreements to repurchase                          13,526,736         11,766,630
     Other short-term borrowings                                                379,164            412,389
     Federal Home Loan Bank advances                                         37,284,786         32,104,222
     Accrued expenses and other liabilities                                   1,730,012          1,657,642
                                                                          -------------      -------------
         Total liabilities                                                  218,922,981        215,505,420

Shareholders' equity
     Common stock and paid-in-capital, no par value: 5,000,000 shares
     Authorized; shares issued and outstanding September 30, 2004-
     4,083,278 and December 31, 2003-4,052,480                               24,450,290         24,117,375
     Accumulated earnings/(deficit)                                             339,136           (112,306)
     Accumulated other comprehensive income, net of tax                         147,103            277,758
                                                                          -------------      -------------
         Total shareholders' equity                                          24,936,529         24,282,827
                                                                          -------------      -------------
              Total liabilities and shareholders' equity                  $ 243,859,510      $ 239,788,247
                                                                          =============      =============

                             See accompanying notes

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

                                                                   Three Months                       Nine Months
                                                                Ended September 30,               Ended September 30,
                                                              2004             2003              2004             2003
Interest and dividend income
     Loans, including fees                                 $ 3,335,239      $ 3,283,747      $  9,424,155      $  9,503,415
     Taxable securities                                        126,081          176,486           420,255           539,648
     Nontaxable securities                                      72,938           90,415           240,417           297,219
     Federal funds sold                                         10,575           10,207            30,038            77,236
     Federal Home loan Bank stock dividends                     19,647           19,741            60,462            64,099
     Interest on other deposits                                  3,116            2,315             6,664            12,730
                                                           -----------      -----------      ------------      ------------
         Total interest and dividend income                  3,567,596        3,582,911        10,181,991        10,494,347

Interest expense
     Deposits                                                  523,900          560,532         1,618,149         1,901,464
     Securities sold under agreements to repurchase             43,977           33,731           102,882           119,167
     Federal Home Loan Bank advances                           374,577          379,753         1,079,587         1,178,106
     Other                                                         784              640             1,910             2,059
                                                           -----------      -----------      ------------      ------------
         Total interest expense                                943,238          974,656         2,802,528         3,200,796

Net interest income                                          2,624,358        2,608,255         7,379,463         7,293,551

Provision for loan losses                                       90,000          431,000           270,000         1,781,000
                                                           -----------      -----------      ------------      ------------
Net interest income after provision for loan losses          2,534,358        2,177,255         7,109,463         5,512,551

Noninterest income
     Service charges and fees                                  119,936          124,365           337,573           358,774
     Net gain on loan sales                                     72,165          238,554           175,364           779,685
     Receivable financing fees                                  31,751           36,840           126,437           121,266
     Other                                                     118,467          372,182           403,791           476,285
                                                           -----------      -----------      ------------      ------------
         Total noninterest income                              342,319          771,941         1,043,165         1,736,010
                                                           -----------      -----------      ------------      ------------

Noninterest expense
     Salaries and employee benefits                            985,373          961,804         2,948,386         2,795,473
     Occupancy and equipment                                   329,062          292,474           997,780           914,967
     FDIC insurance                                              6,260            7,245            19,189            21,429
     Printing, postage and supplies                             51,417           67,639           181,955           205,570
     Professional and outside services                          90,893          118,053           266,269           310,312
     Other                                                     334,119          321,545           919,052           837,860
                                                           -----------      -----------      ------------      ------------
         Total non-interest expense                          1,797,124        1,768,760         5,332,631         5,085,611
                                                           -----------      -----------      ------------      ------------

Income before income tax expense                             1,079,553        1,180,436         2,819,997         2,162,950
Income tax expense                                             318,000          362,000           819,000           576,000
                                                           -----------      -----------      ------------      ------------
Net income                                                 $   761,553      $   818,436      $  2,000,997      $  1,586,950
                                                           ===========      ===========      ============      ============

Net change in unrealized gains on securities available
     for sale                                              $   136,849      $  (265,940)     $   (197,962)     $   (185,751)
Tax effects                                                    (46,529)          90,419            67,307            63,155
                                                           -----------      -----------      ------------      ------------
Total comprehensive income                                 $   851,873      $   642,915      $  1,870,342      $  1,464,354
                                                           ===========      ===========      ============      ============

Per share information
     Basic earnings                                        $       .19      $       .20      $        .49      $        .39
     Diluted earnings                                      $       .19      $       .20      $        .49      $        .39
     Dividends declared                                    $       .12      $       .13      $        .38      $        .40

                             See accompanying notes

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
    Nine Months Ended September 30, 2004 and September 30, 2003 (Unaudited)

                                                                                           Accumulated
                                               Shares         Common         Retained          Other
                                               Issued        Stock and       Earnings/      Comprehensive       Total
                                                 and          Paid in      (Accumulated    Income/(Loss),    Shareholder'
                                             Outstanding      Capital        Deficit)        Net of Tax         Equity
                                             -----------   -------------   -------------   --------------   -------------
Balance at January 1, 2003                    3,801,421    $  23,255,499   $       3,908   $      444,565   $  23,703,972

Comprehensive income:
    Net income                                                                 1,586,950                        1,586,950
    Net change in unrealized gains/(losses)
      on securities available for sale                                                           (185,751)       (185,751)
    Tax effect                                                                                     63,155          63,155
                                                                                                            -------------
      Total comprehensive income                                                                                1,464,354

Cash dividends declared, $.40 per share                                       (1,608,845)                      (1,608,845)

Issued under dividend reinvestment plan          53,086          629,371                                          629,371
Issued under stock option plans                      48              318                                              318
Issued under employee benefit plan                3,982           48,643                                           48,643
Repurchase and retirement of shares             (16,334)        (197,484)                                        (197,484)
                                              ---------    -------------   -------------   --------------   -------------
Balance at September 30, 2003                 3,842,203    $  23,736,347   $     (17,987)  $      321,969   $  24,040,329
                                              =========    =============   =============   ==============   =============

                                                                                             Accumulated
                                               Shares         Common         Retained           Other
                                               Issued        Stock and       Earnings/      Comprehensive      Total
                                                 and          Paid in      (Accumulated    Income/(Loss),   Shareholder'
                                             Outstanding      Capital        Deficit)        Net of Tax        Equity
                                             -----------   -------------   -------------   --------------   -------------
Balance at January 1, 2004                    4,052,480    $  24,117,375   $    (112,306)  $      277,758   $  24,282,827

Comprehensive income:
    Net income                                                                 2,000,997                        2,000,997
    Net change in unrealized gains/(losses) on
      securities available for sale                                                              (197,962)       (197,962)
    Tax effect                                                                                     67,307          67,307
                                                                                                            -------------
      Total comprehensive income                                                                                1,870,342

Cash dividends declared, $.38 per share                                       (1,549,555)                      (1,549,555)

Issued under dividend reinvestment plan          49,947          556,794                                          556,794
Issued under stock option plans                   1,700           11,050                                           11,050
Issued under employee benefit plan                4,395           55,969                                           55,969
Repurchase and retirement of shares             (25,244)        (290,898)                                        (290,898)
                                              ---------    -------------   -------------   --------------   -------------
Balance at September 30, 2004                 4,083,278    $  24,450,290   $     339,136   $      147,103   $  24,936,529
                                              =========    =============   =============   ==============   =============

                             See accompanying notes

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                         Nine Months Ended
                                                                                            September 30,
                                                                                       2004              2003
                                                                                   ------------      ------------
Cash flows from operating activities
     Net income                                                                    $  2,000,997      $  1,586,950
     Adjustments to reconcile net income to net cash from operating activities
     Provision for loan losses                                                          270,000         1,781,000
     Net gains on loan sales                                                           (175,364)         (779,685)
     Originations of loans held for sale                                             (7,117,622)      (31,849,988)
     Proceeds from sales of loans held for sale                                       7,292,986        32,629,673
     Net (gain) loss on sale of other real estate and repossessed assets                  4,436          (258,619)
     Stock dividends paid on Federal Home Loan Bank stock                               (60,300)          (42,500)
     Bank owned life insurance                                                         (134,002)         (129,015)
     Depreciation, amortization and accretion                                           567,732           522,945
     Net change in accrued interest receivable and other assets                         876,268          (346,128)
     Net change in accrued expenses and other liabilities                               149,722           272,405
                                                                                   ------------      ------------
         Net cash from operating activities                                           3,674,853         3,387,038

Cash flow from investing activities
     Purchases of securities available for sale                                      (9,640,185)      (15,779,027)
     Purchases of Federal Home Loan Bank stock                                         (139,000)                -
     Proceeds from maturities of securities available for sale                       11,292,744        12,612,198
     Proceeds from maturities of securities held to maturity                          1,005,000         1,530,000
     Net change in loans                                                            (10,111,899)       (7,136,830)
     Purchases of premises and equipment                                               (363,586)         (602,131)
     Proceeds from sale of other real estate and repossessed activities                 110,141         1,768,812
                                                                                   ------------      ------------
         Net cash from investing activities                                          (7,846,785)       (7,606,978)

Cash flow from financing activities
     Net change in deposits                                                          (3,562,254)         (474,459)
     Net change in securities sold under agreements to repurchase                     1,760,106          (149,391)
     Net change in U.S. treasury demand notes                                           (33,225)         (326,036)
     Proceeds from Federal Home Loan Bank advances                                   16,000,000         3,000,000
     Repayment of Federal Home Loan Bank advances                                   (10,819,436)       (5,915,396)
     Repurchase and retirement of shares of common stock                               (290,898)         (197,484)
     Dividends paid                                                                  (1,626,907)       (1,602,977)
     Proceeds from sale of common stock and fractional shares paid                      623,813           678,332
                                                                                   ------------      ------------
         Net cash from financing activities                                           2,051,199        (4,987,411)
                                                                                   ------------      ------------

Net change in cash and cash equivalents                                              (2,120,733)       (9,207,351)

Cash and cash equivalents, at beginning of period                                     8,719,749        19,269,814
                                                                                   ------------      ------------
Cash and cash equivalents, at end of period                                        $  6,599,016      $ 10,062,463
                                                                                   ============      ============

Cash paid during the period for
     Interest                                                                      $  2,826,112      $  3,247,715
     Federal income taxes                                                          $     20,000      $    684,000

                             See accompanying notes

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1-Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with Rule 10-01 of Regulation S-X and the instructions for Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America for complete presentation of financial statements. In management's opinion, the consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial condition of Commercial National Financial Corporation as of September 30, 2004 and December 31, 2003 and the results of its operations for the three and nine months ending September 30, 2004 and September 30, 2003. The results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results expected for the full year.

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

Stock Compensation Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. There were no grants for the period ending September 30, 2004. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation Expense.

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

                                                     Quarter to Date                 Year to Date
                                          September 30, 2004  September 30, 2003  September 30, 2004  September 30, 2003
                                          ------------------  ------------------  ------------------  -----------------
Net income as reported                      $     761,553       $     818,436       $   2,000,997       $   1,586,950
Stock-based compensation expense                   (9,622)            (34,860)            (41,644)            (88,221)
                                            -------------       -------------       -------------       -------------
Proforma net income/(loss)                  $     751,931       $     783,576       $   1,959,353       $   1,498,729
                                            =============       =============       =============       =============

Basic earnings per share as reported        $         .19       $         .20       $         .49       $         .39
Proforma basic earnings per share           $         .18       $         .20       $         .48       $         .39
Diluted earnings per share as reported      $         .19       $         .20       $         .49       $         .39
Proforma diluted earnings per share         $         .18       $         .19       $         .48       $         .37

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of the grant date. There were no grants for the period ending September 30, 2004.

                                                        Quarter to Date                     Year to Date
                                                      September 30, 2003                 September 30, 2003
                                                      ------------------                 ------------------
Risk-free interest rate                                         3.57%                              3.57%
Expected option life                                           10.00                              10.00
Expected stock price volatility                                21.10                              21.10
Dividend yield                                                  4.31%                              4.31%

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

Note 2 - Earnings Per Share

A reconciliation of the numerators and denominators of the basic earnings per share and diluted earnings per share computations for the periods ended is presented below. Stock options representing 162,438 and 99,248 shares of common stock were not considered in computing diluted earnings per share for the three and nine month periods in 2003 and 2004 because they were antidilutive.

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

                                                                   Three Months Ended             Nine Months Ended
                                                             SEPTEMBER 30,    September 30,   SEPTEMBER 30,   September 30,
                                                                 2004             2003            2004            2003
                                                             -------------    -------------   -------------   -------------
BASIC EARNINGS PER SHARE:
Net income available to common shareholders                    $  761,553      $  818,436      $2,000,997      $1,586,950

Weighted-average common shares outstanding for
    basic earnings per share                                    4,083,126       4,025,517       4,080,976       4,025,517
                                                               ----------      ----------      ----------      ----------
BASIC EARNINGS PER SHARE                                       $      .19      $      .20      $      .49      $      .39
                                                               ==========      ==========      ==========      ==========

DILUTED EARNINGS PER SHARE:
Net income available to common shareholders                    $  761,553      $  818,436      $2,000,997      $1,586,950

Weighted-average common shares outstanding for basic
    earnings per share                                          4,083,126       4,025,517       4,080,976       4,025,517
Add:
Dilutive effect of assumed exercise of stock options               32,399          44,432          38,670          44,432
                                                               ----------      ----------      ----------      ----------
Weighted-average common and dilutive additional potential
    common shares  outstanding                                  4,115,525       4,069,949       4,119,646       4,069,949
                                                               ----------      ----------      ----------      ----------
DILUTED EARNINGS PER SHARE                                     $      .19      $      .20      $      .49      $      .39
                                                               ==========      ==========      ==========      ==========

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Summary

Total assets ended the quarter at $243.8 million compared to $239.8 million at December 31, 2003. Management classifies the economic environment as having weak business loan demand offset by an active residential real estate market. The residential real estate refinancing activity has been significantly reduced as interest rates moved higher, however, the Bank has achieved some success in originating mortgages for home buyers.

Loan totals increased $10.3 million primarily as a result of growth in the residential real estate loan portfolio. The business loan portfolio has decreased $4.2 million since December 31, 2003 while the residential real estate portfolio has increased $13.7 million. The increase in residential real estate loans was achieved through the origination of non-saleable mortgage loans and a decision by management to retain in portfolio up to 50% of saleable residential real estate loans. As discussed later, management closely monitors the interest rate risk exposure resulting from retaining greater levels of fixed rate assets.

Liquidity

Management defines liquidity as the ability to fund appropriate levels of credit worthy loans, meet the immediate cash withdrawal requirements of depositors, and maintain access to sufficient resources to meet unexpected contingencies at a reasonable cost, with minimal losses.

Management believes that the combination of available FHLB advances, federal funds lines of credit, the available for sale investment portfolio, and our ability to sell mortgage loans provides adequate short and medium term sources of liquidity. At a minimum the Bank has the following available to meet short-term liquidity needs: $14.8 million in available FHLB advances based on available collateral and $9 million in short term federal funds lines of credit with correspondent banks and the Federal Reserve. In addition, CNFC has secured a $5 million line of credit with a correspondent bank. The stock of Commercial Bank secures the line of credit. The interest rate on the line of credit is equal to the prime interest rate at September 30, 2004 of 4.75%.

CNFC also needs cash to pay dividends to its shareholders. The primary source of cash is the dividends paid to CNFC by the Bank. Management believes that cash from operations is sufficient to supply the cash needed to continue paying a reasonable dividend.

Asset Quality

At September 30, 2004 CNFC has identified $1.3 million of loans as non-accrual. This compares to $825,000 at December 31, 2003. All non-accrual loans are considered impaired. The specific allowance for loan loss allocated to non accrual loans is $442,000 at September 30, 2004 and $189,000 at December 31, 2003. The balance in repossessed assets and other real estate at September 30, 2004 represents one residential real estate property which management believes will not result in material loss.

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

                                                 September 30, 2004  December 31, 2003
                                                 ------------------  -----------------
Total loans                                         $204,698,389       $194,389,682

Non-accrual loans                                   $  1,269,345       $    825,129
Accruing loans past due 90 days or more                  123,385                  -
Restructured Loans (non accrual)                               -                  -
                                                    ------------       ------------
     Total non-performing loans                        1,392,730            825,129
Repossessed assets and other real estate                  17,034            598,011
                                                    ------------       ------------
     Total non-performing assets                    $  1,409,764       $  1,423,140
                                                    ============       ============

Total non-performing loans as a
     percentage of total loans                               .68%               .42%
                                                    ============       ============

Allowance for loan loss as a percentage of
     non-performing loans                                 174.99%            238.78%
                                                    ============       ============

Total non-performing assets as a percentage of
     total assets                                            .58%               .59%
                                                    ============       ============

Allowance for Loan Loss Summary of Activity

                                      Nine Months Ended        Year Ended      Nine Months Ended
                                      September 30, 2004   December 31, 2003   September 30, 2003
                                      ------------------   -----------------   ------------------
Beginning balance                       $   1,970,309        $   2,783,234        $   2,783,234
Loan charge-offs                             (103,800)          (3,120,283)          (1,958,580)
Loan recoveries                               300,608              406,358              104,851
                                        -------------        -------------        -------------
Net loan recoveries/(charge-offs)             196,808           (2,713,925)          (1,853,729)
Provision for loan losses                     270,000            1,901,000            1,781,000
                                        -------------        -------------        -------------
Ending balance                          $   2,437,117        $   1,970,309        $   2,710,505
                                        =============        =============        =============

Average loan balance                    $ 196,741,000        $ 184,693,000        $ 182,867,000

Net (charge-offs)/recoveries
  as a percentage of average loans               0.10%               (1.47)%              (1.01)%

Allowance for loan loss
  as a percentage of total loans                 1.19%                1.01%                1.44%

For purposes of evaluating the adequacy of the allowance, the performance of the loan portfolio is divided into four classifications: non-classified, watch, substandard-not impaired, and substandard-impaired. Management has subdivided the classifications of non-classified and watch into the following categories of loans: residential, consumer and business loans.

Non-classified loans are loans that are viewed as homogeneous categories. These loans are generally current and performing as agreed. Commercial establishes a reserve on these categories of non-classified loans using the last three year historical charge-off experience. At September 30, 2004 $189.5 million or 92.6% of loan balances are considered to be non-classified.

Watch credits are loans that management has identified as having some change that requires additional loan officer monitoring. These loans are generally paying as agreed, however, the ability to meet debt obligations, while adequate, has deteriorated. These loans are not considered impaired within the definition of FAS 114 and 118 and are viewed as homogeneous categories. At September 30, 2004 $9.0 million was classified as watch loans. Business loans represents $7.2 million or 80.0% of the watch loan balances. Seven-million or 97.2% of the watch business loans were current at September 30, 2004.

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

Substandard-impaired and substandard-not impaired loans are business loans that management reviews for impairment under FAS 114 and 118. Management reviews these loans individually for impairment using either the present value of expected cash flow or the value of collateral. Loans not considered impaired are grouped as a homogenous category. A reserve is established on this category using historical loss experience. At September 30, 2004 substandard-not impaired balances totaled $1.8 million. All payments on loans in this category are current.

A specific reserve is calculated for each loan identified as impaired, however, the total allowance is available for any loan. At September 30, 2004, $4.3 million was classified as substandard-impaired. Of the $4.3 million, $1.3 million is on non-accrual status, the remaining balances are less than 60 days past due. Total specific reserves allocated to those loans are $962,000 at September 30, 2004.

Capital Resources

CNFC's capital ratios continue to exceed regulatory guidelines for a "well capitalized" institution. It is management's intent to maintain capital ratios in excess of the minimum required to be well capitalized. A summary of CNFC's capital ratios follows:

                                                           Minimum Required to be
                                                           Well Capitalized Under     Minimum Required
                            September 30,  December 31,   Prompt Corrective Action       for Capital
                               2004            2003             Regulations           Adequacy Purposes
                            -------------  ------------   ------------------------    -----------------
Total capital to
  risk weighted assets         15.0%          14.4%                 10.0%                   8.0%
Tier 1 capital to
  risk weighted assets         13.7%          13.3%                  6.0%                   4.0%
Tier 1 capital to
  average assets               10.1%          10.2%                  5.0%                   4.0%

RESULTS OF OPERATIONS

Summary

Net income for the quarter ended September 30, 2004 was $762,000, a decrease of $56,000 compared to the same period in 2003. The primary factors that affected the decrease in net income are a $341,000 decrease in the provision for loan losses offset by a $166,000 decrease in gain on residential mortgage loan sales and $254,000 decrease in other income.

Net income for the nine months ended September 30, 2004 was $2,001,000, an increase of $414,000 compared to the same period in 2003. The primary factors affecting the increase in net income are a $1,511,000 decrease in the provision for loan losses offset by a $693,000 decrease in non-interest income. Improving loan quality resulted in the decrease in the provision for loan losses. A $604,000 decrease in the net gain on sale of loans was the primary cause for the reduced non-interest income.

Net Interest Income

The following table illustrates the effect that changes in rates and balances of interest-earning assets and interest-bearing liabilities had on tax-equivalent net interest income for the three and nine months ending September 30, 2004 and 2003.

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

                                        Three Months Ending September 30,     Nine Months Ending September 30,
                                            2004              2003                2004               2003
                                        ------------       ------------       ------------       ------------
Interest income (tax equivalent)        $  3,647,399       $  3,680,352       $ 10,465,506       $ 10,817,188
Interest expense                             943,238            974,656          2,802,528          3,200,796
                                        ------------       ------------       ------------       ------------
Net interest income                     $  2,704,161       $  2,705,696       $  7,662,978       $  7,616,392
                                        ============       ============       ============       ============

Average balances
Interest-earning assets                 $231,349,246       $221,588,374       $226,265,092       $225,288,866
Interest-bearing liabilities             195,724,084        188,077,797        193,035,283        193,547,969
                                        ------------       ------------       ------------       ------------
Net differential                        $ 35,625,162       $ 33,510,577       $ 33,229,809       $ 31,740,897
                                        ============       ============       ============       ============

Average Yields/Rates (annualized)
Yield on earning assets                         6.25%              6.59%              6.12%              6.46%
Rate paid on liabilities                        1.91%              2.06%              1.91%              2.23%
                                        ------------       ------------       ------------       ------------

Interest spread                                 4.34%              4.53%              4.21%              4.23%
                                        ============       ============       ============       ============

Net interest margin                             4.64%              4.84%              4.48%              4.55%
                                        ============       ============       ============       ============

The following table quantifies the effect on net interest income of changes in the volume of assets and liabilities and the change in yields and cost of funds for the three and nine months ended September 30, 2004.

                                           Three Months Ending                          Nine Months Ending
                                           September 30, 2004                           September 30, 2004
                                 Balance          Rate         Inc/(Dec)       Balance         Rate         Inc/(Dec)
                                 --------      ---------       --------       --------      ---------       ---------
Interest Earning
Assets                           $213,239      $(246,192)      $(32,953)      $538,051      $(889,733)      $(351,682)

Interest Bearing
Liabilities                        95,530        126,948)       (31,418)       157,666       (555,934)       (398,268)
                                 --------      ---------       --------       --------      ---------       ---------
Net Interest
Income                           $117,709      $(119,244)      $ (1,535)      $380,385      $(333,799)      $  46,586
                                 ========      =========       ========       ========      =========       =========

In general, interest rates have trended upward during the first nine months of 2004, as economic data supported a strengthening economy. The Federal Reserve Open Market Committee has increased the Federal Funds rate by 75 basis points since June 30, 2004. In the short run, margin increased from 4.45% for the quarter ending June 30, 2004 to 4.64% for the quarter ending September 30, 2004.

The decrease in net interest income for the quarter ending September 30, 2004 compared to the same period in 2003 was primarily caused by a decrease in margin offset by an increase in average earning assets. The yield on earning assets continued to decrease, however, management was not able to lower funding costs accordingly.

The factors affecting the $47,000 increase in tax equivalent net interest income for the nine months ending September 30, 2004 are similar to those described above for the three months ending September 30, 2004. The Bank experienced a decrease in margin offset by an increase in average earning assets.

Noninterest Income

Noninterest income for the three months ending September 30, 2004 was $342,000. This represents a $430,000 or 55.7% decrease over the same period in 2003.

The decrease in the net gain on loan sales of $167,000 compared to the same period in 2003 contributed substantially to the overall decrease. Rising interest rates eliminated the incentive for residential real estate customers to refinance existing loans. Also, management has elected to portfolio up to 50% of the new loan originations that are saleable to the secondary market.

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

Other non-interest income decreased $254,000 compared to the same period in 2003. During the third quarter of 2003, management recorded a gain on sale of other real estate of $250,000.

The factors affecting the $693,000 decrease in noninterest income for the nine months ending September 30, 2004 are similar to those described above for the three months ending September 30, 2004, except for the following. Year to date other non-interest income decreased $72,000. As rates increased, the average life of the residential real estate mortgage loan portfolio has extended. This resulted in an increase in the value of mortgage servicing rights. During the second quarter of 2004, CNFC recorded a recovery of $132,000 in the value of mortgage servicing rights previously expensed to a valuation allowance.

Noninterest Expense

Noninterest expense for the three months ending September 30, 2004 totaled $1,797,000. This represents a $28,000 or 1.6% increase over the same period in 2003.

Salary and benefit expense for the three months ending September 30, 2004 totaled $985,000 compared to $962,000 for the same period in 2003, an increase of $23,000 or 2.4%. The increase represents normal merit increases in salary, and normal increases in related benefit expense.

Professional fees for the quarter ending September 30, 2004 totaled $91,000 compared to $118,000 for the same period in 2003. This represents a $27,000 or 22.9% decrease. Included in the 2003 totals was $18,000 in employment search fees. The search fees for 2004 are $0.

The factors affecting the $247,000 increase in noninterest expense for the nine months ending September 30, 2004 are similar to those described above for the three months ending September 30, 2004. Further explanations are detailed below.

Year to date occupancy expense increased $83,000 or 9.1% compared to the same period in 2003. The 2004 expense includes full year to date operating costs associated with our new Mt. Pleasant location.

Year to date professional fees are $44,000 less than professional fees for the same period in 2003. During the nine months ended September 30, 2003 the Bank paid $43,000 in executive search fees. The Bank has spent $0 in search fees through September 30, 2004.

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

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

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

The Table below summarizes the effect a 200 basis point immediate and parallel shift of the yield curve has on net income. In a falling interest rate environment, management does not have the ability to lower deposit rates 200 basis points to offset a decrease in rates on earning assets. Therefore, if rates decreased 200 basis points, margin would likely compress resulting in lower net interest income and potentially lower net income. A 200 basis point immediate and parallel decrease in interest rates is extremely unlikely.

In an environment where interest rates increased 200 basis points in an immediate and parallel shift in the yield curve, management projects that net income will increase during the next 12 months. The difference in September 30, 2004 projected net income compared to December 31, 2003 is primarily due to the change in the interest rate risk model used by management. Management believes that the new model more accurately predicts the repricing opportunities and cash flows comprising the balance sheet at September 30, 2004.

                                              Projected Percentage Change in Net Income
                                              September, 2004         December 31, 2003
                                              ---------------         -----------------
-200 basis points                                 (16.0%)                         .3%
0 basis points                                      0.0                          0.0
+200 basis points                                   3.6%                       (35.0%)

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures - Jeffrey S. Barker, the Corporation's Principal Executive Officer, and Patrick G. Duffy, the Corporation's Principal Financial Officer, have reviewed and evaluated the effectiveness of the Corporation's disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this Form 10-Q quarterly report. Based on their evaluation, they have concluded that the Corporation's disclosure controls and procedures were effective as of September 30, 2004.

(b) Changes in internal controls - The Corporation also conducted an evaluation of internal control over financial reporting to determine whether any changes occurred during the quarter ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting. Based on this evaluation, there has been no such change during the quarter that ended September 30, 2004.

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

PART II. OTHER INFORMATION

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows information relating to the repurchase of shares of Commercial National Financial Corporation common stock for the three months ended September 30, 2004:

                                                        Total Number           Maximum
                                                          of Shares            Number
                                                        Purchased as          of Shares
                                                      Part of Publicly     That May Yet be
                     Total Number        Average          Announced        Purchased Under
                       of Shares       Price Paid         Plans or          the Plans or
                       Purchased        Per Share         Programs(1)         Programs(1)
                     ------------      ----------     ----------------     ---------------
July 1-31               10,018            11.25          10,018                 61,888
August 1-31                304            11.25             304                 61,584
September 1-30               -                -               -                 61,584
                        ------         --------          ------                 ------
   Total                10,322         $  11.25          10,322                 61,584
                        ======         ========          ======                 ======

----------
(1) A stock repurchase program was established during 1998. The board of directors of Commercial National Financial Corporation has authorized the repurchase of up to 383,340 shares. The repurchase program has no expiration date.

                    COMMERCIAL NATIONAL FINANCIAL CORPORATION

ITEM 6      EXHIBITS

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

                                  Commercial National Financial Corporation
                                                   (Registrant)

Date: November 5, 2004            /s/ Jeffrey S. Barker
                                  ____________________________________________
                                  Jeffrey S. Barker
                                  President and Chief Executive Officer

Date: November 5, 2004            /s/ Patrick G. Duffy
                                  ____________________________________________
                                  Patrick G. Duffy
                                  Executive Vice President and Chief Financial
                                  Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                              DESCRIPTION
-------  --------------------------------------------------------------------
 31.1    Certification of Chief Executive Officer required by Rule 13a-14(a).

 31.2    Certification of Chief Financial Officer required by Rule 13a-14(a).

 32.1    Certification pursuant to 18 U.S.C. Section 1350 of Chief Executive
         Officer.

 32.2    Certification pursuant to 18 U.S.C. Section 1350 of Chief Financial
         Officer.